Form 10-Q
period 2017-06-30
Kriptech International Corp.
filed 2017-08-09
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-214815

KRIPTECH INTERNATIONAL CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1830331 IRS Employer Identification Number	7389 Primary Standard Industrial Classification Code Number

21/37 moo 4, Bangrak, Bophut, Koh Samui,

Surat Thani Province, Thailand 84320

Tel.  (424) 265-6700

 (Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 9, 2017
Common Stock, $0.001	8,200,000

2 | Page

KRIPTECH INTERNATIONAL CORP.

Form 10-Q

3 | Page

KRIPTECH INTERNATIONAL CORP. BALANCE SHEETS
	JUNE 30, 2017 (UNAUDITED)	SEPTEMBER 30, 2016 (AUDITED)
ASSETS
Current Assets
Cash	$ 10,835	$ 1,100
Total current assets	10,835	1,100
Fixed assets	1,375	-
Total Assets	$ 12,210	$ 1,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 1,100	$ 1,100
Total current liabilities	1,100	1,100
Total Liabilities	1,100	1,100

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,000,000 shares and 1,000,000 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively.	8,000	1,000
Retained Earnings (Accumulated Deficit)	3,110	(1,000)
Total Stockholders’ equity	11,110	0

Total Liabilities and Stockholders’ equity	$ 12,210	$ 1,100

The accompanying notes are an integral part of these financial statements.

4 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	For the period from March 20, 2016 (Inception) to June 30, 2016
Revenue	14,250	$ -	$17,750	$-

Operating expenses
General and administrative expenses	5,710	-	13,640	850
Net income (loss) from operations	8,540	-	4,110	(850)
Income (Loss) before provision for income taxes	8,540	-	4,110	(850)

Provision for income taxes	-	-	-	-

Net income (loss)	$ 8,540	$ -	$ 4,110	$ (850)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ -	$ (0.00)	$ -

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,000,000	-	5,769,230	-

The accompanying notes are an integral part of these financial statements.

5 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF CASH FLOWS (UNAUDITED)
	Nine months ended June 30, 2017	For the period from March 20, 2016 (Inception) to June 30, 2016
Cash flows from Operating Activities
Net income (loss)	$ 4,110	$ (850)
Depreciation	125
Net cash provided by operating activities	4,235	(850)

Cash flows from Investing Activities
Purchase of fixed assets	$ (1,500)	-
Net cash used in investing activities	(1,500)	-

Cash flows from Financing Activities
Proceeds from sale of common stock	7,000	-
Proceeds of loan from shareholder	-	850
Net cash provided by financing activities	7,000	850
Net increase in cash and equivalents	9,735	-
Cash and equivalents at beginning of the period	1,100	-
Cash and equivalents at end of the period	$ 10,835	-
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

KRIPTECH INTERNATIONAL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS  PERIOD ENDED JUNE 30, 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

KRIPTECH INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016.

The company intends to commence operations in the business of visa consultancy services.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2017 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has retained earnings from inception (March 20, 2016) to June 30, 2017 of $3,110.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2017 the results of its operations for the three months and nine months ended June 30, 2017 and cash flows for the nine months ended June 30, 2017. The results of operations for the three months and nine months ended June 30, 2017, are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2017 the Company's bank deposits did not exceed the insured amounts.

7 | Page

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset. The estimated useful life of our property and equipment is as follows: computer equipment and computer software acquired for internal use, three years.

Stock-Based Compensation

As of June 30, 2017, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company records revenue when it is realizable and earned and the consulting services have been rendered to the customers.

For the nine months period ended June 30, 2017, the Company has recognized revenue after services have been provided and collection has been reasonably assured.

For the nine months period ended June 30, 2017, total revenue earned from six customers was $17,750 for visa consulting services.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 12, 2016, the Company issued 1,000,000 shares of its common stock at $0.001 per share for total proceeds of $1,000. On December 27, 2016, the Company issued 7,000,000 shares of its common stock at $0.001 per share for total proceeds of $7,000.

As of June 30, 2017, the Company had 8,000,000 shares issued and outstanding.

8 | Page

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since March 20, 2016 (Inception) through June 30, 2017, the Company’s president, treasurer and director loaned the Company $1,100 to pay for incorporation costs and operating expenses.  As of June 30, 2017, the amount outstanding was $1,100. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events from June 30, 2017 through the date the financial statements were issued. For the period June 30, 2017 through August 9, 2017, the Company issued 200,000 shares of common stock at $0.01 per share for a proceed of $2,000.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We provide our consulting servce in Thailand for Thai citezens. Thai people need visa for many countries in the world. We provide visa consulting service for visitors to Schengen area (26 European countires), USA (visitors visa type B1/B2), Canada, UK, Australia, China, and/or about 30 other countries.

RESULTS OF OPERATIONS

Three Months Period Ended June 30, 2017 compared to the Three Months Period Ended June 30, 2016

Revenue

During the three months period ended June 30, 2017 we have generated $14,250 in revenue compared to none during the three months period ended June 30, 2016. The increase of revenue was due to increase of operations.

Operating Expenses

During the three month period ended June 30, 2017, we incurred $5,710 general and administrative expenses compared to $0 during the three months period ended June 30, 2016. The increase of general and administrative expenses was because the Company increased the operations. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income

Our net income for the three months period ended June 30, 2017 was $8,540.

10 | Page

Nine Months Period Ended June 30, 2017

Revenue

During the nine month period ended June 30, 2017 we have generated $17,750 in revenue compared to none during the period from Inception (March 20, 2016) to June 30, 2016. The increase of revenue was due to increase of operations.

Operating Expenses

During the nine month period ended June 30, 2017, we incurred $13,640 general and administrative expenses compared to $850 during the for the period from Inception (March 20, 2016 ) to June 30, 2016. The increase of general and administrative expenses was because the Company increased operations. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income

Our net income for the nine months period ended June 30, 2017 was $4,110 compared to net loss of $850  during the for the period from Inception (March 20, 2016 ) to June 30, 2016 due to increase of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017

As of June 30, 2017 our total assets were $12,210 compared to $1,100 in total current assets at September 30, 2016. The increase of total assets was due to increase in cash received from proceeds from issuance of common stock and revenues for the nine months period ended June 30, 2017. As of June 30, 2017 and September 30, 2016 our current liabilities were $1,100.

Stockholders’ equity was $11,110 as of June 30, 2017. The increase in the stockholders’ equity reflects the impact of our income which we incurred during the nine months ended June 30, 2017.

Cash Flows from Operating Activities

For the nine months ended June 30, 2017, cash flow provided by operating activities was $4,235 consisting entirely of a net income of $4,110 and depreciation of $125. Net cash flows used in operating activities was $850 for the period from Inception (March 20, 2016 ) to June 30, 2016 consisting entirely of a net loss of $850.

Cash flows from Investing Activities

For the nine months ended June 30, 2017, cash flow used in investing activities was $1,500.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended June 30, 2017 net cash provided by financing activities was $7,000 from proceeds from sale of common stock compared to $850 from proceeds from the loan for the period from Inception (March 20, 2016 ) to June 30, 2016.

11 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

12 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three month period ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during nine month period ended June 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

13 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRIPTECH INTERNATIONAL CORP.
Dated: August 9, 2017	By:/s/Anatolii Antontcev
Anatolii Antontcev, President and Chief Executive Officer and Chief Financial Officer

14 | Page