Form 10-K
period 2017-09-30
Kriptech International Corp.
filed 2018-01-17
CIK 1687926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-214815

KRIPTECH INTERNATIONAL CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1830331 IRS Employer Identification Number	7389 Primary Standard Industrial Classification Code Number

21/37 moo 4, Bangrak, Bophut, Koh Samui,

Surat Thani Province, Thailand 84320

Tel.  (424) 265-6700

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of January 16, 2018, the registrant had 10,530,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 16, 2018.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean KRIPTECH INTERNATIONAL CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

We provide visa consultancy services to individuals or groups of individuals, and legal entities. We consult our customers on the terms of how to obtain a visa to a particular country, what the requirements are for visa-free countries, for instance a maximum period of stay, or countries issuing visa on arrival. We provide full and up-to-date information regarding documents, difficulties or any limitations in the process of receiving a visa. We assist in gathering documents and filling out the forms either printed or online, as an embassy requires, or providing step by step guidelines and instructions to a successful completion of the process. We also provide interpreters for the cases when the applicant must present in person.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

4 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of January 16, 2018, the 10,530,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

Our net income for the fiscal year ended September 30, 2017 was $925 compared to a net loss of $1,000 during the period from Inception (March 20, 2016 ) to September 30, 2016. During fiscal year ended September 30, 2017 we have generated $32,550 in revenue. For the period from Inception (March 20, 2016) to September 30, 2016, we have not generated any revenue. The revenue increased due to changes in sales activity during fiscal year ended September 30, 2017.

During the fiscal year ended September 30, 2017, we incurred expenses of $31,625 compared to $1,000 incurred during the period from Inception (March 20, 2016) to September 30, 2016. The expenses increased due to changes in Company’s operations. The Company incurred additional general and administrative expenses related to auditor’s fees, legal fees, marketing research services, visa application assistance services, amortization expenses for the computer, bank fees incurred from sales of the company’s stock and other outgoing/incoming wire transfers.

 LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017 our total assets were $11,025 compared to $1,100 in total assets at September 30, 2016. As of September 30, 2017 and September 30, 2016, our total liabilities were $1,100.

Stockholders’ equity increased from $0 as of September 30, 2016 to $9,925 as of September 30, 2017.

The weighted average number of shares outstanding was 6,368,000 for the year ended September 30, 2017 compared to 97,435 for the period from Inception (March 20, 2016) to September 30, 2016.

5 | Page

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the year ended September 30, 2017, net cash flows provided by operating activities was $925. Net cash flows used in operating activities was $1,000 for the period from inception (March 20, 2016) to September 30, 2016.

Cash Flows from Investing Activities

We used $1,500 in investing activities for the year ended September 30, 2017 to purchase computer and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended September 30, 2017, net cash flows from financing activities was $9,000 received from proceeds from issuance of common stock and loan from shareholder. For the period from inception (March 20, 2016 ) to September 30, 2016, net cash flows from financing activities was $2,100 received from proceeds from issuance of common stock and loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next 12 months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2017 and September 30, 2016 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

6 | Page

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALANCE SHEETS AS OF SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2017; AND FOR THE PERIOD FROM INCEPTION (MARCH 20, 2016 ) TO SEPTEMBER 30, 2016
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION (MARCH 20, 2016 ) TO SEPTEMBER 30, 2017
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 30, 2017; AND FOR THE PERIOD FROM INCEPTION (MARCH 20, 2016 ) TO SEPTEMBER 30, 2016
NOTES TO THE FINANCIAL STATEMENTS

7 | Page

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY ST. #210 t SAN DIEGO t CALIFORNIA 9111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Kriptech International, Corp.

We have audited the accompanying balance sheet of Kriptech International Corp. (the “Company”) as of September 30, 2017 and 2016 and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended September 30, 2017 and the period from March 20, 2016 (inception) through September 30, 2016. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kriptech International, Corp. as of September 30, 2017 and 2016, and the result of its operations and its cash flows for the year ended September 30, 2017 and the period from March 20, 2016 (inception) through September 30, 2016 in conformity with accounting principles generally accepted in the United States of America..

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/PLS CPA

____________________

PLS CPA, A Professional Corp.

January 16, 2018

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

8 | Page

KRIPTECH INTERNATIONAL CORP. BALANCE SHEETS (AUDITED)
	SEPTEMBER 30, 2017	SEPTEMBER 30, 2016
ASSETS
Current Assets
Cash	$ 9,775	$ 1,100
Total current assets	9,775	1,100
Fixed assets	1,250	-
Total Assets	$ 11,025	$ 1,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 1,100	$ 1,100
Total current liabilities	1,100	1,100
Total Liabilities	1,100	1,100

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,200,000 shares and 1,000,000 shares issued and outstanding as of September 30, 2017 and September 30, 2016, respectively.	8,200	1,000
Additional paid-in-capital	1,800	-
Retained Earnings (Accumulated Deficit)	(75)	(1,000)
Total Stockholders’ equity	9,925	0

Total Liabilities and Stockholders’ equity	$ 11,025	$ 1,100

The accompanying notes are an integral part of these financial statements.

9 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF OPERATIONS (AUDITED)
	Year ended September 30, 2017	For the period from March 20, 2016 (Inception) to September 30, 2016
Revenue	$ 32,550	$ -

Operating expenses
General and administrative expenses	31,625	1,000
Net income (loss) from operations	925	(1,000)
Income (Loss) before provision for income taxes	925	(1,000)

Provision for income taxes	-	-

Net income (loss)	$ 925	$ (1,000)

Income (loss) per common share: Basic and Diluted	$ 0.00	$ -

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,368,000	97,435

The accompanying notes are an integral part of these financial statements.

10 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (MARCH 20, 2016) to SEPTEMBER 30, 2017 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balance at March 20, 2016, Inception	-	$ -	-	$ -	$ -
Shares issued at $0.001	1,000,000	1,000	-	-	1,000
Net income (loss) for the year	-	-	-	(1,000)	(1,000)
Balances as of September 30, 2016	1,000,000	1,000	-	$ (1,000)	$ -
Shares issued at $0.001	7,000,000	7,000	-	-	7,000
Shares issued at $0.01	200,000	200	1,800	-	2,000
Net income (loss) for the year	-	-	-	925	925
Balances as of September 30, 2017	8,200,000	$ 8,200	$ 1,800	$ (75)	$ 9,925

The accompanying notes are an integral part of these financial statements.

11 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF CASH FLOWS (AUDITED)
	Year ended September 30, 2017	For the period from March 20, 2016 (Inception) to September 30, 2016
Cash flows from Operating Activities
Net income (loss)	$ 925	$ (1,000)
Depreciation	250
Net cash provided by operating activities	1,175	(1,000)

Cash flows from Investing Activities
Purchase of fixed assets	$ (1,500)	-
Net cash used in investing activities	(1,500)	-

Cash flows from Financing Activities
Proceeds from sale of common stock	9,000	1,000
Proceeds of loan from shareholder	-	1,100
Net cash provided by financing activities	9,000	2,100
Net increase in cash and equivalents	8,675	1,100
Cash and equivalents at beginning of the period	1,100	-
Cash and equivalents at end of the period	$ 9,775	1,100
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

12 | Page

KRIPTECH INTERNATIONAL CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2017

(AUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

KRIPTECH INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016.

The company commences operations in the business of visa consultancy services.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2017 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to September 30, 2017 of $75.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2017 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

13 | Page

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset. The estimated useful life of our property and equipment is as follows: computer equipment and computer software acquired for internal use, three years.

Stock-Based Compensation

As of September 30, 2017, the Company has not issued any stock-based payments to its employees.

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

For the year ended September 30, 2017, the Company has recognized revenue after services have been provided and collection has been reasonably assured.

For the year ended September 30, 2017, total revenue earned from eight customers was $32,550 for visa consulting services.

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

NOTE 4 – FIXED ASSETS

On March 28, 2017, the Company purchased a computer for $1,500. The Company is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset. The estimated useful life of the equipment is as follows: computer equipment acquired for internal use, three years.

During year ended September 30, 2017, the Company recorded $250 in depreciation expense for the computer.

14 | Page

NOTE 5 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 12, 2016, the Company issued 1,000,000 shares of its common stock at $0.001 per share for total proceeds of $1,000. On December 27, 2016, the Company issued 7,000,000 shares of its common stock at $0.001 per share for total proceeds of $7,000. In July and August 2017, the Company issued 200,000 shares of its common stock at $0.01 per share for total proceeds of $2,000.

As of September 30, 2017, the Company had 8,200,000 shares issued and outstanding. As of January 16, 2018, the 10,530,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

Since March 20, 2016 (Inception) through September 30, 2017, the Company’s president, treasurer and director loaned the Company $1,100 to pay for incorporation costs and operating expenses.  As of September 30, 2017, the amount outstanding was $1,100. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2017 through the date the financial statements were issued.

For the period September 30, 2017 through January 16, 2018 the Company issued 2,330,000 shares of common stock at $0.01 per share for a proceed of $23,300.

The Company received $1,500 from a director.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

15 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Anatolii Antontcev 21/37 moo 4, Bangrak, Bophut, Koh Samui, Surat Thani Province, Thailand 84320	31	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)
Aleksandr Zausayev 21/37 moo 4, Bangrak, Bophut, Koh Samui, Surat Thani Province, Thailand 84320	31	Secretary

Anatolii Antontcev has acted as our President, Treasurer and Director since we incorporated on March 20, 2016. Mr. Antontcev graduated from Bangkok University in 2010 as Master of Management. Since 2010 till 2013 he worked as a chief of visa department in Greentour Express, LLC (Bangkok, Thailand). Since 2013 till 2016 he worked as the vice director in “Union Visa Berue” (Thailand).

Aleksandr Zausayev has acted as our Secretary since we incorporated on March 20, 2016. Mr. Zausayev graduated from Bangkok University in 2010 as Master of Management. Since 2010 till 2014 he worked as a business consultant in Sava Chu Ing, LLC (Bangkok, Thailand). Since 2014 till 2016 he worked as the visa consultant in “Union Visa Berue” (Thailand).

During the past ten years, Mr. Antontcev and Mr. Zausayev have not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mr. Antontcev and Mr. Zausayev were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Antontcev’s and Mr. Zausayev’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

1.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

16 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director and secretary, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on March 20, 2016  until September 30, 2016  and for the year ended September 30, 2017:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Anatolii Antontcev, President, Treasurer, Director Aleksandr Zausayev, Secretary	March 20, 2016 to September 30, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	October 1, 2016 to September 30, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of September 30, 2017, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

17 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 30, 2017 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Aleksandr Zausayev 21/37 moo 4, Bangrak, Bophut, Koh Samui, Surat Thani Province, Thailand 84320	1,000,000 shares of common stock (direct)	12.19
Common Stock	Anatolii Antontcev 21/37 moo 4, Bangrak, Bophut, Koh Samui, Surat Thani Province, Thailand 84320	7,000,000 shares of common stock (direct)	85.37

The percent of class is based on 8,200,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 12, 2016, the Company issued of 1,000,000 shares of restricted common stock to Aleksandr Zausayev, our secretary in consideration of $1,000. On December 27, 2016, the Company issued 7,000,000 shares of common stocks to our president and director, Mr.  Antontcev, at a price of $0.001 per share, for net proceeds of $7,000. Our president and director, Mr. Antontcev, has advanced funds to us. As of September 30, 2017, Mr. Antontcev has advanced to us $1,100. There is no due date for the repayment of the funds advanced by Mr. Antontcev. Mr. Antontcev will be repaid from revenues of operations if and when we generate revenues to pay the obligation. The obligation to Mr. Antontcev does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Antontcev or the repayment of the funds to Mr. Antontcev.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended September 30, 2017, we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended September 30, 2016 and for the reviews of our financial statements for the quarters ended December 31, 2016, March 31, 2017 and June 30, 2017.

18 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

KRIPTECH INTERNATIONAL CORP.
Dated: January 16, 2018	By: /s/ Anatolii Antontcev
Anatolii Antontcev, President and Chief Executive Officer and Chief Financial Officer

19 | Page