Form 10-Q
period 2018-03-31
Kriptech International Corp.
filed 2018-05-03
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 2, 2018
Common Stock, $0.001	10,530,000

2 | Page

KRIPTECH INTERNATIONAL CORP.

Form 10-Q

3 | Page

KRIPTECH INTERNATIONAL CORP. BALANCE SHEETS
	MARCH 31, 2018 (UNAUDITED)	SEPTEMBER 30, 2017 (AUDITED)
ASSETS
Current Assets
Cash	$ 26,495	$ 9,775
Total current assets	26,495	9,775
Fixed assets	1,000	1,250
Total Assets	$ 27,495	$ 11,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 2,600	$ 1,100
Total current liabilities	2,600	1,100
Total Liabilities	2,600	1,100

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,530,000 shares and 8,200,000 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively.	10,530	8,200
Additional paid-in-capital	22,770	1,800
Retained Earnings (Accumulated Deficit)	(8,405)	(75)
Total Stockholders’ equity	24,895	9,925

Total Liabilities and Stockholders’ equity	$ 27,495	$ 11,025

The accompanying notes are an integral part of these financial statements.

4 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Revenue	$ -	$ 2,000	$ -	$ 3,500

Operating expenses
General and administrative expenses	8,100	6,285	8,330	7,930
Net income (loss) from operations	(8,100)	(4,285)	(8,330)	(4,430)
Income (Loss) before provision for income taxes	(8,100)	(4,285)	(8,330)	(4,430)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (8,100)	$ (4,285)	$ (8,330)	$ (4,430)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,530,000	8,000,000	9,424,780	4,653,846

The accompanying notes are an integral part of these financial statements.

5 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF CASH FLOWS (UNAUDITED)
	Six months ended March 31, 2018	Six months ended March 31, 2017
Cash flows from Operating Activities
Net income (loss)	$ (8,330)	$ (4,430)
Depreciation	250
Increased in prepaid expenses		(2,000)
Net cash provided by operating activities	(8,080)	(6,430)

Cash flows from Investing Activities
Purchase of fixed assets	$ -	$ (1,500)
Net cash used in investing activities		(1,500)

Cash flows from Financing Activities
Proceeds from sale of common stock	23,300	7,000
Proceeds of loan from shareholder	1,500	-
Net cash provided by financing activities	24,800	7,000
Net increase in cash and equivalents	16,720	(930)
Cash and equivalents at beginning of the period	9,775	1,100
Cash and equivalents at end of the period	$ 26,495	$ 170
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

KRIPTECH INTERNATIONAL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS  PERIOD ENDED MARCH 31, 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

KRIPTECH INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016.

The company intends to commence operations in the business of visa consultancy services.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2018 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to March 31, 2018 of $8,405.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2018 the results of its operations for the six months ended March 31, 2018 and cash flows for the six months ended March 31, 2018. The results of operations for the six months ended March 31, 2018, are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2018 the Company's bank deposits did not exceed the insured amounts.

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

Stock-Based Compensation

As of March 31, 2018, the Company has not issued any stock-based payments to its employees.

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

During six months ended March 31, 2018, the Company recorded $250 in depreciation expense for the computer.

8 | Page

NOTE 5 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the six months period March 31, 2018 the Company issued 2,330,000 shares of common stock at $0.01 per share for a proceed of $23,300.

As of March 31, 2018, the Company had 10,530,000 shares issued and outstanding.

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

Since March 20, 2016 (Inception) through March 31, 2018, the Company’s president, treasurer and director loaned the Company $2,600 to pay for incorporation costs and operating expenses.  As of March 31, 2018, the amount outstanding was $2,600. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from March 31, 2018 through the date the financial statements were issued, and did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

Three Months Period Ended March 31, 2018 compared to the Three Months Period Ended March 31, 2017

Revenue

During the three months period ended March 31, 2018 we have not  generated any  revenue compared to $2,000 during the three months period ended March 31, 2017. The decrease of revenue was due to no sales for the three month period ended March 31, 2018.

Operating Expenses

During the three month period ended March 31, 2018, we incurred $8,100 general and administrative expenses compared to $6,285 during the three months period ended March 31, 2017.

Net Loss

Our net loss for the three months period ended March 31, 2018 was $8,100 compared to $4,285 for the three months period ended March 31, 2017.

Six Months Period Ended March 31, 2018 compared to the Six Months Period Ended March 31, 2017

Revenue

During the six months period ended March 31, 2018 we have not  generated any  revenue compared to $3,500 during the six months period ended March 31, 2017. The decrease of revenue was due to no sales for the six month period ended March 31, 2018.

Operating Expenses

During the six month period ended March 31, 2018, we incurred $8,330 general and administrative expenses compared to $7,930 during the six months period ended March 31, 2017. The increase of general and administrative expenses was because the Company increased in operations for the six months period ended March 31, 2018.

Net Loss

Our net loss for the six months period ended March 31, 2018 was $8,330 compared to $4,430 for the six months period ended March 31, 2017.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018

As of March 31, 2018 our total assets were $27,495 compared to $11,025 in total assets at September 30, 2017. The increase of total assets was due to increase in cash received from proceeds from issuance of common stock for the six months period ended March 31, 2018. As of March 31, 2018 and September 30, 2017 our current liabilities were $2,600 and 1,100 respectively.

Stockholders’ equity was $24,895 as of March 31, 2018.

Cash Flows from Operating Activities

For the six months ended March 31, 2018, cash flow provided by operating activities was $8,080 consisting of a net loss of $8,330 and depreciation of $250. For the six months ended March 31, 2017, cash flow provided by operating activities was $6,430 consisting of a net loss of $4,430 and an increase in prepaid expense of $2,000.

Cash Flows from Investing Activities

We have used $1,500  in investing activities during the six month period ended March 31, 2017 compared to $0 for the six month period ended March 31, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended March 31, 2018 net cash provided by financing activities was $24,800 from proceeds from sale of common stock and $1,500  from proceeds from the loan. For the six month period ended March 31, 2017 net cash provided by financing activities was $7,000 from proceeds from sale of common stock.

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

11 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six month period ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during six month period ended March 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 4. OTHER INFORMATION

None.

13 | Page

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

KRIPTECH INTERNATIONAL CORP.
Dated: May 2, 2018	By:/s/Anatolii Antontcev
Anatolii Antontcev, President and Chief Executive Officer and Chief Financial Officer

14 | Page