Form 10-Q
period 2018-06-30
Kriptech International Corp.
filed 2018-08-08
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 7, 2018
Common Stock, $0.001	10,530,000

2 | Page

KRIPTECH INTERNATIONAL CORP.

Form 10-Q

3 | Page

KRIPTECH INTERNATIONAL CORP. BALANCE SHEETS
	JUNE 30, 2018 (UNAUDITED)	SEPTEMBER 30, 2017 (AUDITED)
ASSETS
Current Assets
Cash	$ 11,845	$ 9,775
Total current assets	11,845	9,775
Fixed assets	875	1,250
Total Assets	$ 12,720	$ 11,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 2,600	$ 1,100
Total current liabilities	2,600	1,100
Total Liabilities	2,600	1,100

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,530,000 shares and 8,200,000 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively.	10,530	8,200
Additional paid-in-capital	22,770	1,800
Retained Earnings (Accumulated Deficit)	(23,180)	(75)
Total Stockholders’ equity	10,120	9,925

Total Liabilities and Stockholders’ equity	$ 12,720	$ 11,025

The accompanying notes are an integral part of these financial statements.

4 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Revenue	$ -	$ 14,250	$ -	$ 17,750

Operating expenses
General and administrative expenses	14,775	5,710	23,105	13,640
Net income (loss) from operations	(14,775)	8,540	(23,105)	4,110
Income (Loss) before provision for income taxes	(14,775)	8,540	(23,105)	4,110

Provision for income taxes	-	-	-	-

Net income (loss)	$ (14,775)	$ 8,540	$ (23,105)	$ 4,110

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,530,000	8,000,000	9,793,186	5,769,230

The accompanying notes are an integral part of these financial statements.

5 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF CASH FLOWS (UNAUDITED)
	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Cash flows from Operating Activities
Net income (loss)	$ (23,105)	$ 4,110
Depreciation	375	125
Net cash provided by operating activities	(22,730)	4,235

Cash flows from Investing Activities
Purchase of fixed assets	$ -	$ (1,500)
Net cash used in investing activities		(1,500)

Cash flows from Financing Activities
Proceeds from sale of common stock	23,300	7,000
Proceeds of loan from shareholder	1,500	-
Net cash provided by financing activities	24,800	7,000
Net increase in cash and equivalents	2,070	9,735
Cash and equivalents at beginning of the period	9,775	1,100
Cash and equivalents at end of the period	$ 11,845	$ 10,835
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

KRIPTECH INTERNATIONAL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS  PERIOD ENDED JUNE 30, 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

KRIPTECH INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016.

The company intends to commence operations in the business of visa consultancy services.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2018 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to June 30, 2018 of $23,180.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2018 the results of its operations for the nine months ended June 30, 2018 and cash flows for the nine months ended June 30, 2018. The results of operations for the nine months ended June 30, 2018, are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of nine months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2018 the Company's bank deposits did not exceed the insured amounts.

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

Stock-Based Compensation

As of June 30, 2018, the Company has not issued any stock-based payments to its employees.

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

During nine months ended June 30, 2018, the Company recorded $375 in depreciation expense for the computer.

8 | Page

NOTE 5 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the nine months period June 30, 2018 the Company issued 2,330,000 shares of common stock at $0.01 per share for a proceed of $23,300.

As of June 30, 2018, the Company had 10,530,000 shares issued and outstanding.

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

Since March 20, 2016 (Inception) through June 30, 2018, the Company’s president, treasurer and director loaned the Company $2,600 to pay for incorporation costs and operating expenses.  As of June 30, 2018, the amount outstanding was $2,600. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from June 30, 2018 through the date the financial statements were issued, and did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

Three Months Period Ended June 30, 2018 compared to the Three Months Period Ended June 30, 2017

Revenue

During the three months period ended June 30, 2018 we have not  generated any  revenue compared to $14,250 during the three months period ended June 30, 2017. The decrease of revenue was due to no sales for the three month period ended June 30, 2018.

Operating Expenses

During the three month period ended June 30, 2018, we incurred $14,775 general and administrative expenses compared to $5,710 during the three months period ended June 30, 2017.

Net Loss

Our net loss for the three months period ended June 30, 2018 was $14,775 compared to net income of $8,540 for the three months period ended June 30, 2017.

Nine Months Period Ended June 30, 2018 compared to the Nine Months Period Ended June 30, 2017

Revenue

During the nine months period ended June 30, 2018 we have not  generated any  revenue compared to $17,750 during the nine months period ended June 30, 2017. The decrease of revenue was due to no sales for the nine month period ended June 30, 2018.

Operating Expenses

During the nine month period ended June 30, 2018, we incurred $23,105 general and administrative expenses compared to $13,640 during the nine months period ended June 30, 2017. The increase of general and administrative expenses was because the Company increased in operations for the nine months period ended June 30, 2018.

Net Loss

Our net loss for the nine months period ended June 30, 2018 was $23,105 compared to net income $4,110 for the nine months period ended June 30, 2017.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018

As of June 30, 2018 our total assets were $12,720 compared to $11,025 in total assets at September 30, 2017. The increase of total assets was due to increase in cash received from proceeds from issuance of common stock for the nine months period ended June 30, 2018. As of June 30, 2018 and September 30, 2017 our current liabilities were $2,600 and 1,100 respectively.

Stockholders’ equity was $10,120 as of June 30, 2018.

Cash Flows from Operating Activities

For the nine months ended June 30, 2018, cash flow used for operating activities was $22,730 consisting of a net loss of $23,105 and depreciation of $375. For the nine months ended June 30, 2017, cash flow provided by operating activities was $4,235 consisting of a net income  of $4,100 and depreciation expense of $125.

Cash Flows from Investing Activities

We have used $1,500 in investing activities during the nine month period ended June 30, 2017 compared to $0 for the nine month period ended June 30, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended June 30, 2018 net cash provided by financing activities was $23,300 from proceeds from sale of common stock and $1,500 from proceeds from the loan. For the nine month period ended June 30, 2017 net cash provided by financing activities was $7,000 from proceeds from sale of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine month period ended June 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during nine month period ended June 30, 2018.

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

KRIPTECH INTERNATIONAL CORP.
Dated: August 7, 2018	By:/s/Anatolii Antontcev
Anatolii Antontcev, President and Chief Executive Officer and Chief Financial Officer

14 | Page