Form 10-K
period 2018-09-30
Kriptech International Corp.
filed 2018-12-20
CIK 1687926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2018

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

As of December 19, 2018, the registrant had 10,530,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 19, 2018.

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

DESCRIPTION OF BUSINESS

We provide visa consultancy services to individuals or groups of individuals, and legal entities. We consult our customers on the terms of how to obtain a visa to a particular country, what the requirements are for visa-free countries, for instance a maximum period of stay, or countries issuing visa on arrival. We provide full and up-to-date information regarding documents, difficulties or any limitations in the process of receiving a visa. We assist in gathering documents and filling out the forms either printed or online, as an embassy requires, or providing step-by- step guidelines and instructions to a successful completion of the process. We also provide interpreters for the cases when the applicant must present in person.

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

4 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of December 19, 2018, the 10,530,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward- looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

Our net loss for the fiscal year ended September 30, 2018 was $25,255 compared to a net income of $925 during the year ended September 30, 2017. During fiscal year ended September 30, 2018 we have not generated any revenue. During fiscal year ended September 30, 2017 we have generated $32,550 in revenue. The revenue decreased due to no sales activity during fiscal year ended September 30, 2018.

During the fiscal year ended September 30, 2018, we incurred expenses of $25,255 compared to $31,625 incurred during the year ended September 30, 2017. The expenses decreased due to changes in Company’s operations.

 LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018 our total assets were $10,570 compared to $11,025 in total assets at September 30, 2017. As of September 30, 2018, our total liabilities were $2,600 compared to $1,100 at September 30, 2017. Stockholders’ equity decreased from $9,925 as of September 30, 2017 to $7,970 as of September 30, 2018.

The weighted average number of shares outstanding was 9,978,904 for the year ended September 30, 2018 compared to 6,368,000 for the year ended September 30, 2017.

5 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended September 30, 2018, net cash flows used in operating activities was $24,755. Net cash flows provided by operating activities was $1,175 for the year ended September 30, 2017.

Cash Flows from Investing Activities

We used $1,500 in investing activities for the year ended September 30, 2017 to purchase computer and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended September 30, 2018, net cash flows from financing activities was $24,800 received from proceeds from issuance of common stock and loan from shareholder. For the year ended September 30, 2017, net cash flows from financing activities was $9,000 received from proceeds from issuance of common stock.

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

6 | Page

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditor's report accompanying our September 30, 2018 and September 30, 2017 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

7 | Page

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALANCE SHEETS AS OF SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2018; AND FOR THE YEAR ENDED SEPTEMBER 30, 2017
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED SEPTEMBER 30, 2018
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 30, 2018; AND FOR THE YEAR ENDED SEPTEMBER 30, 2017
NOTES TO THE FINANCIAL STATEMENTS

8 | Page

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY ST. #210 t SAN DIEGO t CALIFORNIA 9111t

t TELEPHONE (858)722-5953 t FAX (858) 764-5480  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Kriptech International, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kriptech International Corp. (the Company) as of September 30, 2018 and 2017, the related statements of operations, changes in shareholders' deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenue sufficient to cover operating costs and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

We have served as the Company’s auditor since 2017.

December 19, 2018

San Diego, CA. 92111

9 | Page

KRIPTECH INTERNATIONAL CORP. BALANCE SHEETS (AUDITED)
	SEPTEMBER 30, 2018	SEPTEMBER 30, 2017
ASSETS
Current Assets
Cash	$ 9,820	$ 9,775
Total current assets	9,820	9,775
Fixed assets	750	1,250
Total Assets	$ 10,570	$ 11,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 2,600	$ 1,100
Total current liabilities	2,600	1,100
Total Liabilities	2,600	1,100

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,530,000 shares and 8,200,000 shares issued and outstanding as of September 30, 2018 and September 30, 2017, respectively.	10,530	8,200
Additional paid-in-capital	22,770	1,800
Retained Earnings (Accumulated Deficit)	(25,330)	(75)
Total Stockholders’ equity	7,970	9,925

Total Liabilities and Stockholders’ equity	$ 10,570	$ 11,025

The accompanying notes are an integral part of these financial statements.

10 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF OPERATIONS (AUDITED)
	Year ended September 30, 2018	Year ended September 30, 2017
Revenue	$ -	$ 32,550

Operating expenses
General and administrative expenses	25,255	31,625
Net income (loss) from operations	(25,255)	925
Income (Loss) before provision for income taxes	(25,255)	925

Provision for income taxes	-	-

Net income (loss)	$ (25,255)	$ 925

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ 0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,978,904	6,368,000

The accompanying notes are an integral part of these financial statements.

11 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF STOCKHOLDER’S EQUITY FOR THE Year endedSEPTEMBER 30, 2018 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of September 30, 2016	1,000,000	1,000	-	$ (1,000)	$ -
Shares issued at $0.001	7,000,000	7,000	-	-	7,000
Shares issued at $0.01	200,000	200	1,800	-	2,000
Net income (loss) for the year	-	-	-	925	925
Balances as of September 30, 2017	8,200,000	$ 8,200	$ 1,800	$ (75)	$ 9,925
Shares issued at $0.01	2,330,000	2,330	20,970	-	23,300
Net income (loss) for the year	-	-	-	(25,255)	(25,255)
Balances as of September 30, 2018	10,530,000	$ 10,530	$ 22,770	$ (25,330)	$ 7,970

The accompanying notes are an integral part of these financial statements.

12 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF CASH FLOWS (AUDITED)
	Year ended September 30, 2018	Year ended September 30, 2017
Cash flows from Operating Activities
Net income (loss)	$ (25,255)	$ 925
Depreciation	500	250
Net cash provided by (used in) operating activities	(24,755)	1,175

Cash flows from Investing Activities
Purchase of fixed assets	$ -	$ (1,500)
Net cash used in investing activities	-	(1,500)

Cash flows from Financing Activities
Proceeds from sale of common stock	23,300	9,000
Proceeds of loan from shareholder	1,500	-
Net cash provided by financing activities	24,800	9,000
Net increase in cash and equivalents	45	8,675
Cash and equivalents at beginning of the period	9,775	1,100
Cash and equivalents at end of the period	$ 9,820	$ 9,775
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

13 | Page

KRIPTECH INTERNATIONAL CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2018

(AUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

KRIPTECH INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016.

The Company commences operations in the business of visa consultancy services.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2018 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to September 30, 2018 of $25,330.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2018 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

14 | Page

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful life of our property and equipment is as follows: computer equipment and computer software acquired for internal use, three years.

Stock-Based Compensation

As of September 30, 2018, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is probable.

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

NOTE 4 – FIXED ASSETS

On March 28, 2017, the Company purchased a computer for $1,500. The Company is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful life of the equipment is as follows: computer equipment acquired for internal use, three years.

During year ended September 30, 2018, the Company recorded $500 ($250 in 2017) in depreciation expense for the computer.

15 | Page

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

For the year ended September 30, 2018, the Company issued 2,330,000 shares of common stock at $0.01 per share for a proceed of $23,300.

As of September 30, 2018, the Company had 10,530,000 shares issued and outstanding.

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

Since March 20, 2016 (Inception) through September 30, 2018, the Company’s president, treasurer and director loaned the Company $2,600 to pay for incorporation costs and operating expenses.  As of September 30, 2018, the amount outstanding was $2,600. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - INCOME TAXES

The Company has $25,330 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2036. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% to net loss before income taxes. As at September 30, 2018, the Company had no uncertain tax positions.

September 30, 2018 $

Computed expected tax recovery	5,319
Effects of change in tax rates	(-)
Change in valuation allowance	5,319

Income tax provision	–

The significant components of deferred income tax assets and liabilities as at September 30, 2018, after applying enacted corporate income tax rates, are as follows:

September 30, 2018 $

Net operating losses carried forward	5,319
Valuation allowance	(5,319)

Net deferred income tax asset	–

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2018 through the date the financial statements were issued, and did not have any material recognizable subsequent events.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

16 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Anatolii Antontcev 21/37 moo 4, Bangrak, Bophut, Koh Samui, Surat Thani Province, Thailand 84320	32	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)
Aleksandr Zausayev 21/37 moo 4, Bangrak, Bophut, Koh Samui, Surat Thani Province, Thailand 84320	32	Secretary

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

17 | Page

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on March 20, 2016  until September 30, 2017  and for the year ended September 30, 2018:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Anatolii Antontcev, President, Treasurer, Director Aleksandr Zausayev, Secretary	March 20, 2016 to September 30, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	October 1, 2017 to September 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	October 1, 2016 to September 30, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	October 1, 2017 to September 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of September 30, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

18 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 30, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Aleksandr Zausayev 21/37 moo 4, Bangrak, Bophut, Koh Samui, Surat Thani Province, Thailand 84320	1,000,000 shares of common stock (direct)	9,49
Common Stock	Anatolii Antontcev 21/37 moo 4, Bangrak, Bophut, Koh Samui, Surat Thani Province, Thailand 84320	7,000,000 shares of common stock (direct)	66.47

The percent of class is based on 10,530,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 12, 2016, the Company issued of 1,000,000 shares of restricted common stock to Aleksandr Zausayev, our secretary in consideration of $1,000. On December 27, 2016, the Company issued 7,000,000 shares of common stocks to our president and director, Mr.  Antontcev, at a price of $0.001 per share, for net proceeds of $7,000. Our president and director, Mr. Antontcev, has advanced funds to us. As of September 30, 2018, Mr. Antontcev has advanced to us $2,600. There is no due date for the repayment of the funds advanced by Mr. Antontcev. Mr. Antontcev will be repaid from revenues of operations if and when we generate revenues to pay the obligation. The obligation to Mr. Antontcev does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Antontcev or the repayment of the funds to Mr. Antontcev.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2018 and 2017 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2018 and 2017 were pre-approved, respectively, in accordance with the policy of the Board.

	September 30, 2018	September 30, 2017
Audit fees (1)	$10,500	$11,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$10,500	$11,500

Notes:

Audit fees consist of audit and review services, consent and review of various documents filed with the SEC for fiscal years ended September 30, 2018 and 2017.

In its capacity, the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

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

KRIPTECH INTERNATIONAL CORP.
Dated: December 19, 2018	By: /s/ Anatolii Antontcev
Anatolii Antontcev, President and Chief Executive Officer and Chief Financial Officer

19 | Page