Form 10-Q
period 2018-12-31
Kriptech International Corp.
filed 2019-02-08
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 8, 2019
Common Stock, $0.001	10,530,000

2 | Page

KRIPTECH INTERNATIONAL CORP.

Form 10-Q

3 | Page

KRIPTECH INTERNATIONAL CORP. BALANCE SHEETS
	DECEMBER 31, 2018 (UNAUDITED)	SEPTEMBER 30, 2018 (AUDITED)
ASSETS
Current Assets
Cash	$ 4,081	$ 9,820
Total current assets	4,081	9,820
Fixed assets	625	750
Total Assets	$ 4,706	$ 10,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 2,600	$ 2,600
Total current liabilities	2,600	2,600
Total Liabilities	2,600	2,600

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,530,000 shares and 10,530,000 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively.	10,530	10,530
Additional paid-in-capital	22,770	22,770
Retained Earnings (Accumulated Deficit)	(31,194)	(25,330)
Total Stockholders’ equity	2,106	7,970

Total Liabilities and Stockholders’ equity	$ 4,706	$ 10,570

The accompanying notes are an integral part of these financial statements.

4 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended December 31, 2018	Three months ended December 31, 2017
Revenue	$ 4,600	$ -

Operating expenses
General and administrative expenses	10,464	230
Net income (loss) from operations	(5,864)	(230)
Income (Loss) before provision for income taxes	(5,864)	(230)

Provision for income taxes	-	-

Net income (loss)	$ (5,864)	$ (230)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,530,000	8,343,586

The accompanying notes are an integral part of these financial statements.

5 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF CASH FLOWS (UNAUDITED)
	Three months ended December 31, 2018	Three months ended December 31, 2017
Cash flows from Operating Activities
Net income (loss)	$ (5,864)	$ (230)
Depreciation	125	125
Net cash provided by operating activities	(5,739)	(105)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	9,500
Proceeds of loan from shareholder	-	1,500
Net cash provided by financing activities	-	11,000
Net increase in cash and equivalents	(5,739)	10,895
Cash and equivalents at beginning of the period	9,820	9,775
Cash and equivalents at end of the period	$ 4,081	$ 20,670
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

KRIPTECH INTERNATIONAL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS  PERIOD ENDED DECEMBER 31, 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

KRIPTECH INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016.

The company intends to commence operations in the business of visa consultancy services.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2018 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to December 31, 2018 of $31,194.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2018 the results of its operations for the three months ended December 31, 2018 and cash flows for the three months ended December 31, 2018. The results of operations for the three months ended December 31, 2018, are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2018 the Company's bank deposits did not exceed the insured amounts.

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

Stock-Based Compensation

As of December 31, 2018, the Company has not issued any stock-based payments to its employees.

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

During three months ended December 31, 2018, the Company recorded $125 in depreciation expense for the computer.

8 | Page

NOTE 5 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the year ended September 30, 2018 the Company issued 2,330,000 shares of common stock at $0.01 per share for a proceed of $23,300.

As of December 31, 2018, the Company had 10,530,000 shares issued and outstanding.

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

Since March 20, 2016 (Inception) through December 31, 2018, the Company’s president, treasurer and director loaned the Company $2,600 to pay for incorporation costs and operating expenses.  As of December 31, 2018, the amount outstanding was $2,600. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from December 31, 2018 through the date the financial statements were issued, and did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

Three Months Period Ended December 31, 2018 compared to the Three Months Period Ended December 31, 2017

Revenue

During the three months period ended December 31, 2018 we have generated $4,600 in revenue compared to $-0- during the three months period ended December 31, 2017. The increase of revenue was due to no sales for the three month period ended December 31, 2017.

Operating Expenses

During the three month period ended December 31, 2018, we incurred $10,464 in general and administrative expenses compared to $230 during the three months period ended December 31, 2017 due to the increases in transfer agent fee, DTC consulting fee and legal fee.

Net Loss

Our net loss for the three months period ended December 31, 2018 was $5,864 compared to net loss of $230 for the three months period ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018

As of December 31, 2018 our total assets were $4,706 compared to $10,570 in total assets at September 30, 2018. The decrease of total assets was due to increase in expenses for the three months period ended December 31, 2018. As of December 31, 2018 and September 30, 2018 our current liabilities were $2,600.

Stockholders’ equity was $2,106 as of December 31, 2018 compared to $7,960 as of September 30, 2018.

Cash Flows from Operating Activities

For the three months ended December 31, 2018, cash flow used for operating activities was $5,739 consisting of a net loss of $5,864 and depreciation of $125. For the three months ended December 31, 2017, cash flow used for operating activities was $105 consisting of a net loss  of $230 and depreciation expense of $125.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended December 31, 2018 net cash provided by financing activities was $-0-. For the three-month period ended December 31, 2017 net cash provided by financing activities was $11,000 from proceeds from sale of common stock and loan from related party.

10 | Page

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

GOING CONCERN

The independent auditors' report accompanying our September 30, 2018 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

11 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the Three month period ended December 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during Three month period ended December 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

12 | Page

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

KRIPTECH INTERNATIONAL CORP.
Dated: February 8, 2019	By:/s/Anatolii Antontcev
Anatolii Antontcev, President and Chief Executive Officer and Chief Financial Officer

13 | Page