Form 10-Q
period 2019-03-31
Kriptech International Corp.
filed 2019-04-26
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 24, 2019
Common Stock, $0.001	10,530,000

2 | Page

KRIPTECH INTERNATIONAL CORP.

Form 10-Q

3 | Page

KRIPTECH INTERNATIONAL CORP. BALANCE SHEETS
	MARCH 31, 2019 (UNAUDITED)	SEPTEMBER 30, 2018 (AUDITED)
ASSETS
Current Assets
Cash	$ 432	$ 9,820
Total current assets	432	9,820
Fixed assets	500	750
Total Assets	$ 932	$ 10,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 2,600	$ 2,600
Total current liabilities	2,600	2,600
Total Liabilities	2,600	2,600

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,530,000 shares and 10,530,000 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively.	10,530	10,530
Additional paid-in-capital	22,770	22,770
Retained Earnings (Accumulated Deficit)	(34,968)	(25,330)
Total Stockholders’ equity (deficit)	(1,668)	7,970

Total Liabilities and Stockholders’ equity (deficit)	$ 932	$ 10,570

The accompanying notes are an integral part of these financial statements.

4 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Revenue	$ 1,000	$ -	$ 5,600	$ -

Operating expenses
General and administrative expenses	4,774	8,100	15,238	8,330
Net income (loss) from operations	(3,774)	(8,100)	(9,638)	(8,330)
Income (Loss) before provision for income taxes	(3,774)	(8,100)	(9,638)	(8,330)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (3,774)	$ (8,100)	$ (9,638)	$ (8,330)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,530,000	10,530,000	10,530,000	9,424,780

The accompanying notes are an integral part of these financial statements.

5 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF STOCKHOLDER’S EQUITY MARCH 31, 2019 (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of September 30, 2016	1,000,000	1,000	-	$ (1,000)	$ -
Shares issued at $0.001	7,000,000	7,000	-	-	7,000
Shares issued at $0.01	200,000	200	1,800	-	2,000
Net income (loss) for the year	-	-	-	925	925
Balances as of September 30, 2017	8,200,000	$ 8,200	$ 1,800	$ (75)	$ 9,925
Shares issued at $0.01	2,330,000	2,330	20,970	-	23,300
Net income (loss) for the year	-	-	-	(25,255)	(25,255)
Balances as of September 30, 2018	10,530,000	$ 10,530	$ 22,770	$ (25,330)	$ 7,970
Net income (loss) for the six month ended March 31, 2019	-			(9,638)	(9,638)
Balances as of March 31, 2019	10,530,000	$10,530	$ 22,770	$ (34,968)	$ (1,668)

The accompanying notes are an integral part of these financial statements.

6 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF CASH FLOWS (UNAUDITED)
	Six months ended March 31, 2019	Six months ended March 31, 2018
Cash flows from Operating Activities
Net income (loss)	$ (9,638)	$ (8,330)
Depreciation	250	250
Net cash provided by operating activities	(9,388)	(8,080)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	23,300
Proceeds of loan from shareholder	-	1,500
Net cash provided by financing activities	-	24,800
Net increase in cash and equivalents	(9,388)	16,720
Cash and equivalents at beginning of the period	9,820	9,775
Cash and equivalents at end of the period	$ 432	$ 26,495
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

7 | Page

KRIPTECH INTERNATIONAL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS  PERIOD ENDED MARCH 31, 2019

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

KRIPTECH INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016.

The company intends to commence operations in the business of visa consultancy services.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2019 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to March 31, 2019 of $34,968.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2019 the results of its operations for the six months ended March 31, 2019 and cash flows for the six months ended March 31, 2019. The results of operations for the six months ended March 31, 2019, are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2019 the Company's bank deposits did not exceed the insured amounts.

8 | Page

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset. The estimated useful life of our property and equipment is as follows: computer equipment and computer software acquired for internal use, six years.

Stock-Based Compensation

As of March 31, 2019, the Company has not issued any stock-based payments to its employees.

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

During six months ended March 31, 2019, the Company recorded $250 in depreciation expense for the computer.

9 | Page

NOTE 5 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the year ended September 30, 2018 the Company issued 2,330,000 shares of common stock at $0.01 per share for a proceed of $23,300.

As of March 31, 2019, the Company had 10,530,000 shares issued and outstanding.

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

Since March 20, 2016 (Inception) through March 31, 2019, the Company’s president, treasurer and director loaned the Company $2,600 to pay for incorporation costs and operating expenses.  As of March 31, 2019, the amount outstanding was $2,600. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from March 31, 2019 through the date the financial statements were issued, and did not have any material recognizable subsequent events.

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

10 | Page

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

RESULTS OF OPERATIONS

Three Months Period Ended March 31, 2019 compared to the Three Months Period Ended March 31, 2018

Revenue

During the three months period ended March 31, 2019 we have generated $1,000 in revenue compared to $-0- during the three months period ended March 31, 2018. The increase of revenue was due to no sales for the three month period ended March 31, 2018.

Operating Expenses

During the three month period ended March 31, 2019, we incurred $4,774 in general and administrative expenses compared to $8,100 during the three months period ended March 31, 2018 .

Net Loss

Our net loss for the three months period ended March 31, 2019 was $3,774 compared to net loss of $8,100 for the three months period ended March 31, 2018.

Six Months Period Ended March 31, 2019 compared to the Six Months Period Ended March 31, 2018

Revenue

During the six months period ended March 31, 2019 we have generated $5,600 in revenue compared to $-0- during the six months period ended March 31, 2018. The increase of revenue was due to no sales for the six month period ended March 31, 2018.

Operating Expenses

During the six month period ended March 31, 2019, we incurred $15,238 in general and administrative expenses compared to $8,330 during the six months period ended March 31, 2018 due to the increases in transfer agent fee, DTC consulting fee and legal fee.

Net Loss

Our net loss for the six months period ended March 31, 2019 was $9,638 compared to net loss of $8,330 for the six months period ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019

As of March 31, 2019 our total assets were $932 compared to $10,570 in total assets at September 30, 2018. The decrease of total assets was due to increase in expenses for the six months period ended March 31, 2019. As of March 31, 2019 and September 30, 2018 our current liabilities were $2,600.

Stockholders’ deficit was $1,668 as of March 31, 2019 compared to stockholders’ equity of $7,970 as of September 30, 2018.

Cash Flows from Operating Activities

For the six months ended March 31, 2019, cash flow used for operating activities was $9,388 consisting of a net loss of $9,638 and depreciation of $250. For the six months ended March 31, 2018, cash flow used for operating activities was $8,080 consisting of a net loss  of $8,330 and depreciation expense of $250.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended March 31, 2019 net cash provided by financing activities was $-0-. For the six-month period ended March 31, 2018 net cash provided by financing activities was $24,800 from proceeds from sale of common stock and loan from related party.

11 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the Six month period ended March 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during Six month period ended March 31, 2019.

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

KRIPTECH INTERNATIONAL CORP.
Dated: April 24, 2019	By:/s/Anatolii Antontcev
Anatolii Antontcev, President and Chief Executive Officer and Chief Financial Officer

14 | Page