Form 10-Q
period 2019-06-30
Kriptech International Corp.
filed 2019-07-24
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Surat Thani Province, Thailand 83710

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 23, 2019
Common Stock, $0.001	10,530,000

2 | Page

KRIPTECH INTERNATIONAL CORP.

Form 10-Q

3 | Page

KRIPTECH INTERNATIONAL CORP. BALANCE SHEETS
	JUNE 30, 2019 (UNAUDITED)	SEPTEMBER 30, 2018 (AUDITED)
ASSETS
Current Assets
Cash	$ 371	$ 9,820
Total current assets	371	9,820
Fixed assets	375	750
Total Assets	$ 746	$ 10,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 2,600	$ 2,600
Total current liabilities	2,600	2,600
Total Liabilities	2,600	2,600

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,530,000 shares and 10,530,000 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively.	10,530	10,530
Additional paid-in-capital	22,770	22,770
Retained Earnings (Accumulated Deficit)	(35,154)	(25,330)
Total Stockholders’ equity (deficit)	(1,854)	7,970

Total Liabilities and Stockholders’ equity (deficit)	$ 746	$ 10,570

The accompanying notes are an integral part of these financial statements.

4 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Revenue	$ 2,300	$ -	$ 7,900	$ -

Operating expenses
General and administrative expenses	2,486	14,775	17,724	23,105
Net income (loss) from operations	(186)	(14,775)	(9,824)	(23,105)
Income (Loss) before provision for income taxes	(186)	(14,775)	(9,824)	(23,105)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (186)	$ (14,775)	$ (9,824)	$ (23,105)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,530,000	10,530,000	10,530,000	9,793,186

The accompanying notes are an integral part of these financial statements.

5 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF STOCKHOLDER’S EQUITY JUNE 30, 2019 (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of September 30, 2017	8,200,000	$ 8,200	$ 1,800	$ (75)	$ 9,925
Shares issued at $0.01	2,330,000	2,330	20,970	-	23,300
Net income (loss)	-	-	-	(230)	(230)
Balances as of December 31, 2017	10,530,000	10,530	22,770	(305)	32,995
Net income (loss)	-			(8,100)	(8,100)
Balances as of March 31, 2018	10,530,000	10,530	22,770	(8,405)	24,895
Net income (loss)				(14,775)	(14,775)
Balances as of June 30, 2018	10,530,000	10,530	22,770	(23,180)	10,120

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total

Balances as of September 30, 2018	10,530,000	10,530	22,770	(25,330)	7,970
Net income (loss)	-			(5,864)	(5,864)
Balances as of December 31, 2018	10,530,000	10,530	22,770	(31,194)	2,106
Net income (loss)	-			(3,774)	(3,774)
Balances as of March 31, 2019	10,530,000	10,530	22,770	(34,968)	(1,668)
Net income (loss)	-			(186)	(186)
Balances as of June 30, 2019	10,530,000	$10,530	$ 22,770	$ (35,154)	$ (1,854)

The accompanying notes are an integral part of these financial statements.

6 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF CASH FLOWS (UNAUDITED)
	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Cash flows from Operating Activities
Net income (loss)	$ (9,824)	$ (23,105)
Depreciation	375	375
Net cash provided by operating activities	(9,449)	(22,730)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	23,300
Proceeds of loan from shareholder	-	1,375
Net cash provided by financing activities	-	24,800
Net increase in cash and equivalents	(9,449)	2,070
Cash and equivalents at beginning of the period	9,820	9,775
Cash and equivalents at end of the period	$ 371	$ 11,845
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

7 | Page

KRIPTECH INTERNATIONAL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS  PERIOD ENDED JUNE 30, 2019

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

KRIPTECH INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016.

The company intends to commence operations in the business of visa consultancy services.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2019 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to June 30, 2019 of $35,154.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2019 the results of its operations for the nine months ended June 30, 2019 and cash flows for the nine months ended June 30, 2019. The results of operations for the nine months ended June 30, 2019, are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2019 the Company's bank deposits did not exceed the insured amounts.

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

Stock-Based Compensation

As of June 30, 2019, the Company has not issued any stock-based payments to its employees.

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

NOTE 4 – FIXED ASSETS

On March 28, 2017, the Company purchased a computer for $1,375. The Company is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset. The estimated useful life of the equipment is as follows: computer equipment acquired for internal use, three years.

During nine months ended June 30, 2019, the Company recorded $375 in depreciation expense for the computer.

9 | Page

NOTE 5 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the year ended September 30, 2018 the Company issued 2,330,000 shares of common stock at $0.01 per share for a proceed of $23,300.

As of June 30, 2019, the Company had 10,530,000 shares issued and outstanding.

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

Since March 20, 2016 (Inception) through June 30, 2019, the Company’s president, treasurer and director loaned the Company $2,600 to pay for incorporation costs and operating expenses.  As of June 30, 2019, the amount outstanding was $2,600. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from June 30, 2019 through the date the financial statements were issued, and did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

Three Months Period Ended June 30, 2019 compared to the Three Months Period Ended June 30, 2018

Revenue

During the three months period ended June 30, 2019 we have generated $2,300 in revenue compared to $-0- during the three months period ended June 30, 2018. The increase of revenue was due to no sales for the three month period ended June 30, 2018.

Operating Expenses

During the three month period ended June 30, 2019, we incurred $2,486 in general and administrative expenses compared to $14,775 during the three months period ended June 30, 2018 . The change in operating expenses for the three month period ended June 30, 2019 compared to three month period ended June 30, 2018 was because there was $12,000 expense for DTC advisory for the period ended June 30, 2018.

Net Loss

Our net loss for the three months period ended June 30, 2019 was $186 compared to net loss of $14,775 for the three months period ended June 30, 2018, due to less expenses for the three month period ended June 30, 2019.

Nine Months Period Ended June 30, 2019 compared to the Nine Months Period Ended June 30, 2018

Revenue

During the nine months period ended June 30, 2019 we have generated $7,900 in revenue compared to $-0- during the nine months period ended June 30, 2018. The increase of revenue was due to no sales for the nine month period ended June 30, 2018.

Operating Expenses

During the nine month period ended June 30, 2019, we incurred $17,724 in general and administrative expenses compared to $23,105 during the nine months period ended June 30, 2018 due to the increases in transfer agent fee, DTC consulting fee and legal fee.

Net Loss

Our net loss for the nine months period ended June 30, 2019 was $9,824 compared to net loss of $23,105 for the nine months period ended June 30, 2018, due to less expenses for the nine month period ended June 30, 2019.

11 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019

As of June 30, 2019 our total assets were $746 compared to $10,570 in total assets at September 30, 2018. The decrease of total assets was due to increase in expenses for the nine months period ended June 30, 2019. As of June 30, 2019 and September 30, 2018 our current liabilities were $2,600.

Stockholders’ deficit was $1,854 as of June 30, 2019 compared to stockholders’ equity of $7,970 as of September 30, 2018.

Cash Flows from Operating Activities

For the nine months ended June 30, 2019, cash flow used for operating activities was $9,449 consisting of a net loss of $9,824 and depreciation of $375. For the nine months ended June 30, 2018, cash flow used for operating activities was $22,730 consisting of a net loss  of $23,105 and depreciation expense of $375.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended June 30, 2019 net cash provided by financing activities was $-0-. For the nine-month period ended June 30, 2018 net cash provided by financing activities was $24,800 from proceeds from sale of common stock and loan from related party.

12 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the Nine month period ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during Nine month period ended June 30, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

14 | Page

ITEM 6. EXHIBITS

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

KRIPTECH INTERNATIONAL CORP.
Dated: July 24, 2019	By:/s/Anatolii Antontcev
Anatolii Antontcev, President and Chief Executive Officer and Chief Financial Officer

15 | Page