Form 10-K
period 2019-09-30
Kriptech International Corp.
filed 2019-12-05
CIK 1687926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2019

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

As of December 4, 2019, the registrant had 10,530,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 4, 2019.

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

ITEM 1. DESCRIPTION OF BUSINESS

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

ITEM 4. MINE SAFETY DISCLOSURE

No report required.

4 | Page

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 4, 2019, the 10,530,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

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

RESULTS OF OPERATIONS

Our net loss for the fiscal year ended September 30, 2019 was $10,464 compared to $25,255 during the year ended September 30, 2018. During fiscal year ended September 30, 2019 we have generated $10,900 in revenue. During fiscal year ended September 30, 2018 we have not generated any revenue. The revenue increased due to sales activity during fiscal year ended September 30, 2019.

During the fiscal year ended September 30, 2019, we incurred expenses of $21,364 compared to $25,255 incurred during the year ended September 30, 2018. The expenses decreased due to changes in Company’s operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019 our total assets were $403 compared to $10,570 in total assets at September 30, 2018. As of September 30, 2019 and 2018, our total liabilities were $2,897. Stockholders’ equity decreased from $7,970 as of September 30, 2018 to deficit of $2,494 as of September 30, 2019.

The weighted average number of shares outstanding was 10,530,000 for the year ended September 30, 2019 compared to 9,978,904 for the year ended September 30, 2018.

5 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended September 30, 2019, net cash flows used in operating activities was $9,667. Net cash flows provided by operating activities was $24,755 for the year ended September 30, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended September 30, 2019 net cash provided by financing activities was $-0-. For the year ended September 30, 2018, net cash flows from financing activities was $24,800 received from proceeds from issuance of common stock and loan from shareholder.

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

GOING CONCERN

The independent auditor's report accompanying our September 30, 2019 and September 30, 2018 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

7 | Page

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA &NBSP;&NBSP;&NBSP;&NBSP;&NBSP;&NBSP;&NBSP;&NBSP;&NBSP;&NBSP;&NBSP;&NBSP;&NBSP;&NBSP;&NBSP;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALANCE SHEETS AS OF SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2019; AND FOR THE YEAR ENDED SEPTEMBER 30, 2018
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED SEPTEMBER 30, 2019
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 30, 2019; AND FOR THE YEAR ENDED SEPTEMBER 30, 2018
NOTES TO THE FINANCIAL STATEMENTS

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kriptech International, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kriptech International Corp. (the Company) as of September 30, 2019 and 2018, the related statements of operations, changes in shareholders' deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

December 4, 2019

San Diego, CA. 92111

9 | Page

KRIPTECH INTERNATIONAL CORP. BALANCE SHEETS (AUDITED)
	SEPTEMBER 30, 2019	SEPTEMBER 30, 2018
ASSETS
Current Assets
Cash	$ 153	$ 9,820
Total current assets	153	9,820
Fixed assets	250	750
Total Assets	$ 403	$ 10,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 2,600	$ 2,600
Accounts Payable	297	-
Total current liabilities	2,600	2,600
Total Liabilities	2,897	2,600

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,530,000 shares issued and outstanding	10,530	10,530
Additional paid-in-capital	22,770	22,770
Retained Earnings (Accumulated Deficit)	(35,794)	(25,330)
Total Stockholders’ equity	(2,494)	7,970

Total Liabilities and Stockholders’ equity	$ 403	$ 10,570

The accompanying notes are an integral part of these financial statements.

10 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF OPERATIONS (AUDITED)
	Year ended September 30, 2019	Year ended September 30, 2018
Revenue	$ 10,900	$ -

Operating expenses
General and administrative expenses	21,364	25,255
Net income (loss) from operations	(10,464)	(25,255)
Income (Loss) before provision for income taxes	(10,464)	(25,255)

Provision for income taxes	-	-

Net income (loss)	$ (10,464)	$ (25,255)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ 0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,530,000	9,978,904

The accompanying notes are an integral part of these financial statements.

11 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF STOCKHOLDER’S EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of September 30, 2017	8,200,000	$ 8,200	$ 1,800	$ (75)	$ 9,925
Shares issued at $0.01	2,330,000	2,330	20,970	-	23,300
Net income (loss) for the year	-	-	-	(25,255)	(25,255)
Balances as of September 30, 2018	10,530,000	$ 10,530	$ 22,770	$ (25,330)	$ 7,970
Net income (loss) for the year	-	-	-	(10,464)	(10,464)
Balances as of September 30, 2019	10,530,000	$ 10,530	$ 22,770	$ (35,794)	$ (2,494)

The accompanying notes are an integral part of these financial statements.

12 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF CASH FLOWS (AUDITED)
	Year ended September 30, 2019	Year ended September 30, 2018
Cash flows from Operating Activities
Net income (loss)	$ (10,464)	$ (25,255)
Increase in accounts payable	297	-
Depreciation	500	500
Net cash provided by (used in) operating activities	(9,667)	(24,755)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	23,300
Proceeds of loan from shareholder	-	1,500
Net cash provided by financing activities	-	24,800
Net increase in cash and equivalents	(9,667)	45
Cash and equivalents at beginning of the period	9,820	9,820
Cash and equivalents at end of the period	$ 153	$ 9,820
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

13 | Page

KRIPTECH INTERNATIONAL CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2019

(AUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

KRIPTECH INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016.

The Company commences operations in the business of visa consultancy services.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2019 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to September 30, 2019 of $35,794.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2019 the Company's bank deposits did not exceed the insured amounts.

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

Stock-Based Compensation

As of September 30, 2019, the Company has not issued any stock-based payments to its employees.

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

For the year ended September 30, 2019, the Company has recognized revenue after services have been provided and collection has been reasonably assured.

For the year ended September 30, 2019, total revenue earned from four customers was $10,900 for visa consulting services.

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

During year ended September 30, 2019, the Company recorded $500 ($500 in 2018) in depreciation expense for the computer.

15 | Page

NOTE 5 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of September 30, 2019, the Company had 10,530,000 shares issued and outstanding.

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

Since March 20, 2016 (Inception) through September 30, 2019, the Company’s president, treasurer and director loaned the Company $2,600 to pay for incorporation costs and operating expenses.  As of September 30, 2019, the amount outstanding was $2,600. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - INCOME TAXES

The Company has $35,794 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2039. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% to net loss before income taxes. As at September 30, 2019, the Company had no uncertain tax positions.

	September 30, 2019	September 30, 2019

Computed expected tax recovery	$ 7,517	$ 5,319
Effects of change in tax rates	(-)	(-)
Change in valuation allowance	7,517	5,319

Income tax provision	–	-

The significant components of deferred income tax assets and liabilities as at September 30, 2019, after applying enacted corporate income tax rates, are as follows:

	September 30, 2019	September 30, 2018

Net operating losses carried forward	$ 7,517	$ 5,319
Valuation allowance	(7,517)	(5,319)

Net deferred income tax asset	–

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2019 through the date the financial statements were issued, and did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

16 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the Company;

-Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and the board of directors of the Company; and

-Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

Our management, with the participation of the Principal Executive and Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Our management has concluded that, as of September 30, 2019, internal controls over financial reporting are not effective due to weakness discussed above.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm since the Company is classified as a smaller reporting company.

ITEM 9B. OTHER INFORMATION

None.

17 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name and Address of Executive Officer and/or Director	Age	Position
Anatolii Antontcev 21/37 moo 4, Bangrak, Bophut, Koh Samui, Surat Thani Province, Thailand 84320	33	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)
Aleksandr Zausayev 21/37 moo 4, Bangrak, Bophut, Koh Samui, Surat Thani Province, Thailand 84320	33	Secretary

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

During the past ten years, Mr. Antontcev and Mr. Zausayev have not been the subject to any of the following events:

1.Any bankruptcy petition filed by or against any business of which Mr. Antontcev and Mr. Zausayev were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Antontcev’s and Mr. Zausayev’s involvement in any type of business, securities or banking activities.

4.Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

18 | Page

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on March 20, 2016  until September 30, 2018  and for the year ended September 30, 2019:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Anatolii Antontcev, President, Treasurer, Director Aleksandr Zausayev, Secretary	October 1, 2017 to September 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	October 1, 2018 to September 30, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	October 1, 2017 to September 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	October 1, 2018 to September 30, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of September 30, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 30, 2019 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On September 12, 2016, the Company issued of 1,000,000 shares of restricted common stock to Aleksandr Zausayev, our secretary in consideration of $1,000. On December 27, 2016, the Company issued 7,000,000 shares of common stocks to our president and director, Mr.  Antontcev, at a price of $0.001 per share, for net proceeds of $7,000. Our president and director, Mr. Antontcev, has advanced funds to us. As of September 30, 2019, Mr. Antontcev has advanced to us $2,600. There is no due date for the repayment of the funds advanced by Mr. Antontcev. Mr. Antontcev will be repaid from revenues of operations if and when we generate revenues to pay the obligation. The obligation to Mr. Antontcev does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Antontcev or the repayment of the funds to Mr. Antontcev.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2019 and 2018 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2019 and 2018 were pre-approved, respectively, in accordance with the policy of the Board.

	September 30, 2019	September 30, 2018
Audit fees (1)	$11,400	$10,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$11,500	$10,500

20 | Page

Notes:

Audit fees consist of audit and review services, consent and review of various documents filed with the SEC for fiscal years ended September 30, 2019 and 2018.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

KRIPTECH INTERNATIONAL CORP.
Dated: December 5, 2019	By: /s/ Anatolii Antontcev
Anatolii Antontcev, President and Chief Executive Officer and Chief Financial Officer

21 | Page