Form 10-Q
period 2020-03-31
Kriptech International Corp.
filed 2020-05-15
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Surat Thani Province, Thailand 8810

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2020
Common Stock, $0.001	10,530,000

2 | Page

KRIPTECH INTERNATIONAL CORP.

Form 10-Q

3 | Page

KRIPTECH INTERNATIONAL CORP. BALANCE SHEETS
	MARCH 31, 2020 (UNAUDITED)	SEPTEMBER 30, 2019 (AUDITED)
ASSETS
Current Assets
Cash	$ 81	$ 153
Total current assets	81	153
Fixed assets	-	250
Total Assets	$ 81	$ 403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 11,968	$ 2,600
Account payable	198	297
Total current liabilities	12,166	2,897
Total Liabilities

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,530,000 shares and 10,530,000 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively.	10,530	10,530
Additional paid-in-capital	22,770	22,770
Retained Earnings (Accumulated Deficit)	(45,385)	(35,794)
Total Stockholders’ equity (deficit)	(12,085)	(2,494)

Total Liabilities and Stockholders’ equity (deficit)	$ 81	$ 403

The accompanying notes are an integral part of these financial statements.

4 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Revenue	$ -	$ 1,000	$ -	$ 5,600

Operating expenses
General and administrative expenses	4,633	4,774	9,591	15,238
Net income (loss) from operations	(4,633)	(3,774)	(9,591)	(9,638)
Income (Loss) before provision for income taxes	(4,633)	(3,774)	(9,591)	(9,638)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (4,633)	$ (3,774)	$ (9,591)	$ (9,638)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,530,000	10,530,000	10,530,000	10,530,000

The accompanying notes are an integral part of these financial statements.

5 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF STOCKHOLDERS’ DEFICIT MARCH 31, 2020 (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of September 30, 2018	10,530,000	$ 10,530	$ 22,770	$ (25,330)	$ 7,970
Net income (loss)	-	-	-	(5,864)	(5,864)
Balances as of December 31, 2018	10,530,000	10,530	22,770	(31,194)	2,106
Net income (loss)	-	-	-	(3,774)	(3,774)
Balances as of March 31, 2019	10,530,000	10,530	22,770	(34,968)	(1,668)

Balances as of September 30, 2019	10,530,000	10,530	22,770	(35,794)	(2,494)
Net income (loss)	-	-	-	(4,958)	(4,958)
Balances as of December 31, 2019	10,530,000	10,530	22,770	(40,752)	(7,452)
Net income (loss)	-	-	-	(4,633)	(4,633)
Balances as of March 31, 2020	10,530,000	$ 10,530	$ 22,770	$ (45,385)	$ (12,085)

The accompanying notes are an integral part of these financial statements

6 | Page

KRIPTECH INTERNATIONAL CORP. STATEMENT OF CASH FLOWS (UNAUDITED)
	Six months ended March 31, 2020	Six months ended March 31, 2019
Cash flows from Operating Activities
Net income (loss)	$ (9,591)	$ (9,638)
Depreciation	250	250
Increase (decrease) in accounts payable	(99)	-
Net cash provided by operating activities	(9,440)	(9,388)

Cash flows from Financing Activities
Proceeds of loan from shareholder	9,368	-
Net cash provided by financing activities	9,368	-
Net increase in cash and equivalents	(72)	(9,388)
Cash and equivalents at beginning of the period	153	9,820
Cash and equivalents at end of the period	$ 81	$ 432
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

7 | Page

KRIPTECH INTERNATIONAL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS  PERIOD ENDED MARCH 31, 2020

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

KRIPTECH INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016.

The company intends to commence operations in the business of visa consultancy services.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2020 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to March 31, 2020 of $45,385.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2020 the results of its operations for the six months ended March 31, 2020 and cash flows for the six months ended March 31, 2020. The results of operations for the six months ended March 31, 2020, are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2020 the Company's bank deposits did not exceed the insured amounts.

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

Stock-Based Compensation

As of March 31, 2020, the Company has not issued any stock-based payments to its employees.

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

During six months ended March 31, 2020 and 2019, the Company recorded $250 and $250 in depreciation expense for the computer, respectively.

NOTE 5 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of March 31, 2020, the Company had 10,530,000 shares issued and outstanding.

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

Since March 20, 2016 (Inception) through March 31, 2020, the Company’s president, treasurer and director loaned the Company $11,968 to pay for incorporation costs and operating expenses.  As of March 31, 2020, the amount outstanding was $11,968. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from March 31, 2020 through the date the financial statements were issued. The following events were determined to be reportable.

On April 1, 2020, the Company’s president, treasurer and director loaned the Company $975 to pay for operating expenses.

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

RESULTS OF OPERATIONS

Three Months Period Ended March 31, 2020 compared to the Three Months Period Ended March 31, 2019

Revenue

During the three months period ended March 31, 2020 we have not generated any in revenue compared to $1,000 during the three months period ended March 31, 2019. The decrease of revenue was due to no sales for the three month period ended March 31, 2020.

Operating Expenses

During the three month period ended March 31, 2020, we incurred $4,633 in general and administrative expenses compared to $4,774 during the three months period ended March 31, 2019 .

Net Loss

Our net loss for the Three months period ended March 31, 2020 was $4,633 compared to net loss of $3,774 for the three months period ended March 31, 2019, due to no revenue for the three month period ended March 31, 2020.

Six Months Period Ended March 31, 2020 compared to the Six Months Period Ended March 31, 2019

Revenue

During the six months period ended March 31, 2020 we have not generated any in revenue compared to $5,600 during the six months period ended March 31, 2019. The decrease of revenue was due to no sales for the six month period ended March 31, 2020.

Operating Expenses

During the six month period ended March 31, 2020, we incurred $9,591 in general and administrative expenses compared to $15,238 during the six months period ended March 31, 2019 . The change in operating expenses for the six month period ended March 31, 2020 compared to six month period ended March 31, 2019 was because there was $3,500 expense for DTC advisory for the period ended March 31, 2019.

Net Loss

Our net loss for the six months period ended March 31, 2020 was $9,591 compared to net loss of $9,638 for the six months period ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020

As of March 31, 2020, our total assets were $81 compared to $403 in total assets at September 30, 2019. As of March 31, 2020, our current liabilities were $12,166 compared to $2,897 as of September 30, 2019.

Stockholders’ deficit was $12,085 as of March 31, 2020 compared to stockholders’ deficit of $2,494 as of September 30, 2019.

Cash Flows from Operating Activities

For the six months ended March 31, 2020, cash flow used for operating activities was $9,440 consisting of a net loss of $9,591 and depreciation of $250 and decrease of account payable of $99. For the six months ended March 31, 2019, cash flow used for operating activities was $9,388 consisting of a net loss  of $9,638 and depreciation expense of $250.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended March 31, 2020 net cash provided by financing activities was $9,368 received from loan from related party. For the six-month period ended March 31, 2019 net cash provided by financing activities was $-0-.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six month period ended March 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during six month period ended March 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

11 | Page

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

KRIPTECH INTERNATIONAL CORP.
Dated: May 15, 2020	By:/s/Anatolii Antontcev
Anatolii Antontcev, President and Chief Executive Officer and Chief Financial Officer

12 | Page