Form 10-Q
period 2020-06-30
Kriptech International Corp.
filed 2020-08-13
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commison File No. 333-214815

KRIPTECH INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1830331 IRS Employer Identification Number	7389 Primary Standard Industrial Classification Code Number

31361 TRIGO TRAIL

Coto’De Caza, CA 92679

 (305) 353-8178

(Issuers Address and Telephone Number)

21/37 moo 4, Bangrak, Bophut, Koh Samui,

Surat Thani Province, Thailand 8810

Tel.  (424) 265-6700

(Issuer’s Former Address and telephone number)

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.  N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 3, 2020
Common Stock, $0.001	10,530,000

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

KRIPTECH INTERNATIONAL CORP.

Form 10-Q

KRIPTECH INTERNATIONAL CORP. BALANCE SHEETS
	June 30, 2020	September 30, 2019
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$45	$153
Total current assets	45	153
Fixed assets	-	250
Total Assets	$45	$403

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$495	$297
Loan from related parties	13,868	2,600
Total Current Liabilities	14,363	2,897
Total Liabilities	14,363	2,897

Commitments and contingencies	-	-

Stockholders' Deficit:
Common Stock, par value $0.001, 75,000,000 shares authorized; 10,530,000 shares issued and outstanding	10,530	10,530
Additional paid-in capital	22,770	22,770
Accumulated deficit	(47,618)	(35,794)
Total Stockholders' Deficit	(14,318)	(2,494)
Total Liabilities and Stockholders' Deficit	$45	$403

The accompanying notes are an integral part of these unaudited financial statements.

KRIPTECH INTERNATIONAL CORP. STATEMENT OF OPERATIONS (UNAUDITED)
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue	$-	$2,300	$-	$7,900

Operating Expenses:
General and administrative	2,233	2,486	11,824	17,724
Total operating expenses	2,233	2,486	11,824	17,724

Loss from operations	(2,233)	(186)	(11,824)	(9,824)

Loss before provision for income taxes	(2,233)	(186)	(11,824)	(9,824)
Provision for income taxes	-	-	-	-

Net Loss	$(2,233)	$(186)	$(11,824)	$(9,824)

Loss per share, basic and diluted	(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	10,530,000	10,530,000	10,530,000	10,530,000

The accompanying notes are an integral part of these unaudited financial statements.

KRIPTECH INTERNATIONAL CORP. STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2020 (UNAUDITED)
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of September 30, 2018	10,530,000	$10,530	$22,770	$(25,330)	7,970
Net loss	-	-	-	(5,864)	(5,864)
Balances as of December 31, 2018	10,530,000	10,530	22,770	(31,194)	2,106
Net loss	-	-	-	(3,774)	(3,774)
Balances as of March 31, 2019	10,530,000	10,530	22,770	(34,968)	(1,668)
Net loss	-	-	-	(186)	(186)
Balances as of June 30, 2019	10,530,000	$10,530	$22,770	$(35,154)	$(1,854)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of September 30, 2019	10,530,000	$10,530	$22,770	$(35,794)	$(2,494)
Net loss	-	-	-	(4,958)	(4,958)
Balances as of December 31, 2019	10,530,000	10,530	22,770	(40,752)	(7,452)
Net loss	-	-	-	(4,633)	(4,633)
Balances as of March 31, 2020	10,530,000	10,530	22,770	(45,385)	(12,085)
Net loss	-	-	-	(2,233)	(2,233)
Balances as of June 30, 2020	10,530,000	$10,530	$22,770	$(47,318)	$(14,318)

The accompanying notes are an integral part of these unaudited financial statements.

KRIPTECH INTERNATIONAL CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net Loss	$(11,824)	$(9,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	250	375
Changes in operating assets and liabilities:
Accounts payable	198	-
Net cash used in operating activities	(11,376)	(9,449)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from shareholder loans	11,268	-
Net cash provided by financing activities	11,268	-

Net decrease in cash	(108)	(9,449)

Cash, beginning of period	153	9,820

Cash, end of period	$45	$371

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KRIPTECH INTERNATIONAL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

KRIPTECH INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016. The company intends to commence operations in the business of visa consultancy services. The Company has adopted September 30 fiscal year end.

On June 11, 2020, Meshal Al Mutawa, acquired control of 8,000,000 restricted shares of the Company’s issued and outstanding common stock, representing approximately 75.97% of the Company’s total issued and outstanding common stock, from Anatolii Antontcev and Aleksandr Zausayev in exchange for $270,000 per the terms of a Stock Purchase Agreement by and amongst Mr. Al Mutawa, Mr. Zausayev and Mr. Antontcev.

On June 11, 2020, (i) Mr. Anatolii Antontcev resigned from all positions with the Company, including as President, Chief Executive Officer, Treasurer, Chief Financial Officer and as a Director, (ii) Aleksandr Zausayev resigned as the Secretary.

On June 11, Mr. Meshal Al Mutawa was appointed to the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2020 the results of its operations for the nine months ended June 30, 2020 and cash flows for the nine months ended June 30, 2020. The results of operations for the nine months ended June 30, 2020, are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2020 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. The Company is also evaluating the potential impact of new standards that have been issued but are not yet effective.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of June 30, 2020 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to June 30, 2020 of $47,618.

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

NOTE 4 – FIXED ASSETS

On March 28, 2017, the Company purchased a computer for $1,375, which was depreciated using the straight-line method over the useful life of the asset of three years. During the nine months ended June 30, 2020 and 2019, the Company recorded $250 and $375 in depreciation expense for the computer, respectively. As of June 30, 2020, the asset has been fully depreciated.

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

Since March 20, 2016 (inception) through June 30, 2020, the Company’s president, treasurer and director loaned the Company $13,868 to pay for incorporation costs and operating expenses. As of June 30, 2020, the amount outstanding was $13,868. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

Revenue

During the three months ended June 30, 2020 we did not generate any revenue compared to $2,300 during the three months ended June 30, 2019. The decrease of revenue was due to no sales for the three-months ended June 30, 2020.

Operating Expenses

During the three months ended June 30, 2020, we incurred $2,233 in general and administrative expenses (“G&A”) compared to $2,486 during the three months ended June 30, 2019, a decrease of $253, or 10.2%.  In the current period we had lower depreciation expense and a slight decrease in professional fees.

Net Loss

Our net loss for the three months ended June 30, 2020 was $2,233 compared to net loss of $186 for the three months ended June 30, 2019, a decrease of $2,047. Our increase in net loss in the current period is due to no revenue being earned during the three months ended June 30, 2020.

Nine Months Ended June 30, 2020 compared to the Nine Months Ended June 30, 2019

Revenue

During the nine months ended June 30, 2020 we did not generate any in revenue compared to $7,900 during the nine months ended June 30, 2019. The decrease of revenue was due to no sales for the nine-months ended June 30, 2020.

Operating Expenses

During the nine months ended June 30, 2020, we incurred $11,824 in G&A expenses compared to $17,724 during the nine months ended June 30, 2019, a decrease of $5,900 or 33.3%. The decrease in expense is due to an overall decrease in operations. In addition, we incurred a $3,500 expense for DTC advisory for the period ended June 30, 2019 which we did not incur in the current period.

Net Loss

Our net loss for the nine months ended June 30, 2020 was $11,824 compared to a net loss of $9,824 for the nine months ended June 30, 2019, a decrease of $2,000 or 20.4%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, our total assets were $45 compared to $403 in total assets at June 30, 2019. As of June 30, 2020, our current liabilities were $14,363 compared to $2,897 as of June 30, 2019.

Cash Flows from Operating Activities

For the nine months ended June 30, 2020, cash flow used for operating activities was $11,376 consisting of a net loss of $11,824, depreciation of $250 and increase of account payable of $198. For the nine months ended June 30, 2019, cash flow used for operating activities was $9,449 consisting of a net loss of $9,824 and depreciation expense of $375.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-months ended June 30, 2020 net cash provided by financing activities was $11,268 received from loans from a related party. For the nine-months ended June 30, 2019 net cash provided by financing activities was $-0-.

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

QUARTERLY DEVELOPMENTS

On June 11, 2020, Meshal Al Mutawa, acquired control of 8,000,000 restricted shares of the Company’s issued and outstanding common stock, representing approximately 75.97% of the Company’s total issued and outstanding common stock, from Anatolii Antontcev and Aleksandr Zausayev in exchange for $270,000 per the terms of a Stock Purchase Agreement by and amongst Mr. Al Mutawa, Mr. Zausayev and Mr. Antontcev.

On June 11, 2020, (i) Mr. Anatolii Antontcev resigned from all positions with the Company, including as President, Chief Executive Officer, Treasurer, Chief Financial Officer and as a Director, (ii) Aleksandr Zausayev resigned as the Secretary.

On June 11, Mr. Meshal Al Mutawa was appointed to the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

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

KRIPTECH INTERNATIONAL CORP.
Dated: August 13, 2020	By:/s/ Meshal Al Mutawa
Meshal Al Mutawa, President and Chief Executive Officer and Chief Financial Officer