Form 10-K
period 2020-09-30
Kriptech International Corp.
filed 2021-02-10
CIK 1687926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2020

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-214815

KRIPTECH INTERNATIONAL CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1830331 IRS Employer Identification Number	7389 Primary Standard Industrial Classification Code Number

9th Floor, 31 West 27th Street

New York, NY 10001

Tel.  (888) 469 3887

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

As of February 3, 2021, the registrant had 10,530,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of February 3, 2021

2 |

3 |

PART I

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

ITEM 1. DESCRIPTION OF BUSINESS

We are a Data Centric company with business activities focused 4 main areas: Building, and operating of Tier 3 Data Centers across 5 continents, development Data Content and Web applications, Cyber Security, and a Green Energy Division.

All 4 divisions work synergistic with each other in a Synergetic Ecosystem which enables growth and business protection.

Our companies mandate and focus is to harness the Cloud and provide all aspects of Data Services from Protection, to facilitation, to storage, to the sustainable energy consumption at all our Data Center locations and beyond.

On June 11, 2020, (i) Mr. Anatolii Antontcev resigned from all positions with the Company, including as President, Chief Executive Officer, Treasurer, Chief Financial Officer and as a Director, (ii) Aleksandr Zausayev resigned as the Secretary. The resignations of Mr. Antontcev and Mr. Zusayev were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 11, Mr. Meshal Al Mutawa was appointed to the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary.

On August 31, 2020, (i) Mr. Meshal Al Mutawa resigned from all positions with the Company, including as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and as a Director. The resignation of Mr. Meshal Al Mutawa was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 31, Mr. Bassam A.I. Al-Mutawa was appointed to the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary.

ITEM 1A. RISK FACTORS

Not applicable.

4 |

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURE

No report required.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of February 3, 2021, the 10,530,000 issued and outstanding shares of common stock were held by a total of 39 shareholders of record.

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

Results for the year ended September 30, 2020 compared to the year ended September 30, 2020

Operating Revenues

During fiscal year ended September 30, 2019 we have generated $10,900 in revenue. During fiscal year ended September 30, 2020 we have not generated any revenue. The revenue decreased due to the change in business plan.

5 |

General and Administrative Expenses

For the year ended September 30, 2020, there were $53,496 in general and administrative expenses compared to $21,364 for the year ended September 30, 2019.  The primary expenses in 2020 were for professional services.

Net Loss

The net loss for the year ended September 30, 2020 was $53,496 compared to $10,464 for the year ended September 30, 2019.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2020, the Company had total current assets of $79,216 compared to $403 at September 30, 2019. Current assets consisted primarily of cash.  At September 30, 2020, the Company had total current liabilities of $135,206 compared to $2,897 at September 30, 2019. Current liabilities consisted primarily of the accrued expenses, due to related party. The increase in our current liabilities was attributed to the increase in amounts owed to related party.

We had negative working capital of $55,990 as of September 30, 2020.

Cash flow from Operating Activities

During the year ended September 30, 2020, cash used in operating activities was $56,858 compared to $9,667 for the year ended September 30, 2019. The increase in the amounts of cash used in operating activities was primarily due to the increase in general and administrative expenses of $32,132.

Cash flow from Financing Activities

For the year ended September 30, 2020, cash provided by financing activity was $132,111 compared to $0 provided during the year ended September 30, 2019.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of September 30, 2020, the Company has a net loss of $53,496, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

6 |

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7 |

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of KRIPTECH INTERNATIONAL CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KRIPTECH INTERNATIONAL CORP. as of September 30, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

February 9, 2021

8 |

KRIPTECH INTERNATIONAL CORP. BALANCE SHEETS
	September 30, 2020	September 30, 2019
ASSETS
Current Assets:
Cash	$75,406	$153
Prepaid	3,810	-
Total current assets	79,216	153
Fixed assets	-	250
Total Assets	$79,216	$403

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$495	$297
Due to related parties	134,711	2,600
Total Current Liabilities	135,206	2,897
Total Liabilities	135,206	2,897

Commitments and contingencies	-	-

Stockholders' Deficit:
Common Stock, par value $0.001, 75,000,000 shares authorized; 10,530,000 shares issued and outstanding	10,530	10,530
Additional paid-in capital	22,770	22,770
Accumulated deficit	(89,290)	(35,794)
Total Stockholders' Deficit	(55,990)	(2,494)
Total Liabilities and Stockholders' Deficit	$79,216	$403

The accompanying notes are an integral part of these financial statements.

9 |

KRIPTECH INTERNATIONAL CORP. STATEMENT OF OPERATIONS
	For the Years Ended September 30,
	2020	2019
Revenue	$-	$10,900

Operating Expenses:
General and administrative	53,496	21,364
Total operating expenses	53,496	21,364

Loss from operations	(53,496)	(10,464)

Loss before provision for income taxes	(53,496)	(10,464)
Provision for income taxes	-	-

Net Loss	$(53,496)	$(10,464)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	10,530,000	10,530,000

The accompanying notes are an integral part of these financial statements.

10 |

KRIPTECH INTERNATIONAL CORP. STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2020
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of September 30, 2018	10,530,000	$10,530	$22,770	$(25,330)	7,970
Net loss	-	-	-	(10,464)	(10,464)
Balances as of September 30, 2019	10,530,000	10,530	22,770	(35,794)	(2,494)
Net loss	-	-	-	(53,496)	(53,496)
Balances as of September 30, 2020	10,530,000	$10,530	$22,770	$(89,290)	$(55,990)

The accompanying notes are an integral part of these financial statements.

11 |

KRIPTECH INTERNATIONAL CORP. STATEMENTS OF CASH FLOWS
	For the Years Ended September 30,
	2020	2019
Cash flows from operating activities:
Net Loss	$(53,496)	$(10,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	250	500
Changes in operating assets and liabilities:
Prepaid expense	(3,810)	-
Accounts payable	198	297
Net cash used in operating activities	(56,858)	(9,667)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from related party loans	132,111	-
Net cash provided by financing activities	132,111	-

Net decrease in cash	75,253	(9,667)

Cash, beginning of year	153	9,820

Cash, end of year	$75,406	$153

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

12 |

KRIPTECH INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020

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

On June 11, 2020, Mr. Meshal Al Mutawa was appointed to the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary.

On August 31, 2020, Bassam A.I. Al-Mutawa, acquired control of Eight Million (8,000,000) restricted shares of the Company’s issued and outstanding common stock, representing approximately 75.97% of the Company’s total issued and outstanding common stock, from Meshal Al Mutawa through an Assignment by and between Mr. Meshal Al Mutawa, and Mr. Bassam A.I. Al-Mutawa.

On August 31, 2020, Mr. Bassam A.I. Al-Mutawa was appointed to the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP).

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of September 30, 2020 and 2019.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the

13 |

Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There are no potentially dilutive shares as of September.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). Under Topic 326, an entity is required to estimate CECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. Topic 326 also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the CECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of Topic 326 and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The amendments in this Update for the Company are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this of this Update. The Company is evaluating the impact of the adoption of the new standard on its financial statement and disclosures.

In August 2018, the FASB issued ASU 2018-13 to improve the effectiveness of disclosures about fair value measurements required under ASC 820.  The ASU modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote the appropriate exercise of discretion by entities. The disclosure objective added in ASC 820-10-50-1C states: The objective of the disclosure requirements in this Subtopic is to provide users of financial statements with information about assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to financial statements: a) the valuation techniques and inputs that a reporting entity uses to arrive at its measures of fair value, including judgments and assumptions that the entity makes, b) the uncertainty in the fair value measurements as of the reporting date, and c) how changes in fair value measurements affect an entity’s performance and cash flows. The new ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not

14 |

believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. The Company is also evaluating the potential impact of new standards that have been issued but are not yet effective.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of September 30, 2020 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to September 30, 2020 of $89,290.

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

NOTE 4 – FIXED ASSETS

On March 28, 2017, the Company purchased a computer for $1,375, which was depreciated using the straight-line method over the useful life of the asset of three years. During the nine months ended June 30, 2020 and 2019, the Company recorded $250 and $375 in depreciation expense for the computer, respectively. As of September 30, 2020, the asset has been fully depreciated.

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

Since March 20, 2016 (inception) through June 30, 2020, the Company’s former president, treasurer and director loaned the Company $13,868 to pay for incorporation costs and operating expenses. The loan is non-interest bearing, due upon demand and unsecured.

Since taking control of the Company on August 31, 2020. Mr. Al-Mutawa has advanced the Company $120,788. The advance is unsecured, non-interest bearing and due on demand.

NOTE 6 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted.

15 |

Net deferred tax assets consist of the following components as of September 30:

	2020	2019
Deferred Tax Assets:
NOL Carryover	$18,750	$7,500
Less valuation allowance	(18,750)	(7,500)
Net deferred tax assets	$-	$-

At September 30, 2020, the Company had net operating loss carry forwards of approximately $18,750 that may be offset against future taxable income.  No tax benefit has been reported in the September 30, 2020 or 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

16 |

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the Company;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and the board of directors of the Company; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

Our management, with the participation of the Principal Executive and Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Our management has concluded that, as of September 30, 2020, internal controls over financial reporting are not effective due to weakness discussed above.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm since the Company is classified as a smaller reporting company.

17 |

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name and Address of Executive Officer and/or Director	Age	Position
Bassam A.I. Al-Mutawa 31361 Trigo Trail Coto’De Caza, CA 92679	55	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Bassam A.I. Al-Mutawa. age 55: Mr. Bassam A.I. Al-Mutawa is currently the Founder, CEO and Director of WorldWide Trust Group. where he has been the CEO since April 23, 1988. Mr. Al-Mutawa has also founded and currently is the CEO and Director of Al Mutawa Group Holding K.S.C, Contractors Buildings and Roads, Sahara Petroleum International, Bassam A. Al Mutawa for General Trading, Beneder Beach Resort Co., and Hasibat Information Technologies, where he has been able to build and grow these companies to have achieved over 125 billion (USD) in revenues since his founding and operating of them. Mr. Al-Mutawa has represented such brands as Boeing, Collins Aerospace, Knight Aerospace, Tatra, EADS, Fincantieri, to name a few throughout his career. Bassam holds US State Department approvals as a registered broker of defense and aviation products, and currently operates his businesses out of offices in Kuwait, Abu Dhabi, UAE, New York and Los Angeles. Through his businesses he has been able to apply his Bachelor of Business Administration degree which he received from the University of Wisconsin. Mr. Al-Mutawa has extensive ties to the civil and defense industries in Kuwait. The Board of Directors believes that Mr. Al-Mutawa’s extensive business and financial experience as well as his leadership skills would be an invaluable asset to the Company and as such is pleased to have him as an Officer and Director of the Company.

During the past ten years, Mr. Al Mutawa has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mr. Al Mutawa were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Al Mutawa’s involvement in any type of business, securities or banking activities.

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

18 |

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the year ended September 30, 2020:

Summary Compensation Table:

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Bassam A.I. Al Mutawa President, Treasurer, Secretary, Director	September 30, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Meshal Al Mutawa, Former President, Treasurer, Secretary, Director	September 30, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Anatolii Antontcev, Former, President, Treasurer, Director	September 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	September 30, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Aleksandr Zausayev, Secretary	September 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	September 30, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

19 |

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of September 30, 2020, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 30, 2020 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Bassam A.I. Al Mutawa 31361 Trigo Trail Coto’De Caza, CA 92679	8,000,000 shares of common stock (direct)	75.97%

The percent of class is based on 10,530,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Bassam A.I. Al-Mutawa is not an independent director because he is an executive officer of the Company.

Related Party Transactions

Since March 20, 2016 (inception) through June 30, 2020, the Company’s former president, treasurer and director loaned the Company $13,868 to pay for incorporation costs and operating expenses. The loan is non-interest bearing, due upon demand and unsecured.

Since taking control of the Company on August 31, 2020. Mr. Al-Mutawa has advanced the Company $120,788. The advance is unsecured, non-interest bearing and due on demand.

20 |

Other than the foregoing, neither the director nor executive officer of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2020 and 2019 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2020 and 2019 were pre-approved, respectively, in accordance with the policy of the Board.

	September 30, 2020	September 30, 2019
Audit fees (1)	$11,500	$11,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$11,500	$10,500

Notes:

Audit fees consist of audit and review services, consent and review of various documents filed with the SEC for fiscal years ended September 30, 2020 and 2019.

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

21 |

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

22 |

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRIPTECH INTERNATIONAL CORP.
Dated: February 10, 2021	By: /s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer

23 |