Form 10-Q
period 2020-12-31
Kriptech International Corp.
filed 2021-02-23
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-214815

KRIPTECH INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	37-1830331
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number

9th Floor, 31 West 27th Street New York, NY	10001
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 469-3887

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 19, 2021, the registrant had 10,530,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of February 19, 2021.

KRIPTECH INTERNATIONAL CORP.

FORM 10-Q

For the Quarterly Period Ended December 31, 2020

KRIPTECH INTERNATIONAL CORP. BALANCE SHEETS
	December 31, 2020	September 30, 2020
ASSETS	(unaudited)
Current Assets:
Cash	$27,652	$75,406
Other receivable	900	-
Prepaid	-	3,810
Total current assets	28,552	79,216
Total Assets	$28,552	$79,216

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$-	$495
Due to related party	120,778	120,878
Due to a former related party	13,833	13,833
Total Current Liabilities	134,611	135,206
Total Liabilities	134,611	135,206

Commitments and contingencies	-	-

Stockholders' Deficit:
Common Stock, par value $0.001, 75,000,000 shares authorized; 10,530,000 shares issued and outstanding	10,530	10,530
Additional paid-in capital	22,770	22,770
Accumulated deficit	(139,359)	(89,290)
Total Stockholders' Deficit	(106,059)	(55,990)
Total Liabilities and Stockholders' Deficit	$28,552	$79,216

The accompanying notes are an integral part of these unaudited financial statements.

KRIPTECH INTERNATIONAL CORP. STATEMENT OF OPERATIONS (unaudited)
	For the Three Months Ended December 31,
	2020	2019
Operating Expenses:
General and administrative	50,069	4,958
Total operating expenses	50,069	4,958

Loss from operations	(50,069)	(4,958)

Loss before provision for income taxes	(50,069)	(4,958)
Provision for income taxes	-	-

Net Loss	$(50,069)	$(4,958)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	10,530,000	10,530,000

The accompanying notes are an integral part of these unaudited financial statements.

KRIPTECH INTERNATIONAL CORP. STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2020 (UNAUDITED)
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of September 30, 2019	10,530,000	$10,530	$22,770	$(35,794)	$(2,494)
Net loss	-	-	-	(4,958)	(4,958)
Balances as of December 31, 2019	10,530,000	$10,530	$22,770	$(40,752)	$(7,452)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of September 30, 2020	10,530,000	$10,530	$22,770	$(89,290)	$(55,990)
Net loss	-	-	-	(50,069)	(50,069)
Balances as of December 31, 2020	10,530,000	$10,530	$22,770	$(139,359)	$(106,059)

The accompanying notes are an integral part of these unaudited financial statements.

KRIPTECH INTERNATIONAL CORP. STATEMENTS OF CASH FLOWS (unaudited)
	For the Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net Loss	$(50,069)	$(4,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	125
Changes in operating assets and liabilities:
Prepaid expense	3,810	-
Other receivable	(1,000)	-
Accounts payable	(495)	297
Net cash used in operating activities	(47,754)	(4,536)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from related party loans	-	4,500
Net cash provided by financing activities	-	4,500

Net decrease in cash	(47,754)	(36)

Cash, beginning of period	75,406	153

Cash, end of period	$27,652	$117

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KRIPTECH INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2020 included in the Company’s Form 10-K. The results of the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full year ending September 30, 2021.

In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2020 and the results of operations and cash flows presented herein have been included in the interim financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of December 31, 2020 and September 30, 2020.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of December 31, 2020 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to December 31, 2020 of $139,359.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

Since March 20, 2016 (inception) through June 30, 2020, the Company’s former president, treasurer and director loaned the Company $13,823 to pay for incorporation costs and operating expenses. The loan is non-interest bearing, due upon demand and unsecured.

Since taking control of the Company on August 31, 2020. Mr. Al-Mutawa has advanced the Company $120,788. The advance is unsecured, non-interest bearing and due on demand.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other than the following.

On January 7, 2021, Bassam Al-Mutawa, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000.  The Note accrues interest at the rate of 5% per annum and matures January 8, 2022.

On January 8, 2021, a promissory note for $150, 000 was entered into between WNT Solutions LLC, a Dubai Corporation and the Company. The Note accrues interest at the rate of 5% per annum and matures July 31, 2021.

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

DESCRIPTION OF BUSINESS

We are a Data Centric company with business activities focused 4 main areas: Building, and operating of Tier 3 Data Centers across five continents, development Data Content and Web applications, Cyber Security, and a Green Energy Division.

All four divisions work synergistic with each other in a Synergetic Ecosystem which enables growth and business protection.

Our companies mandate and focus is to harness the Cloud and provide all aspects of Data Services from Protection, to facilitation, to storage, to the sustainable energy consumption at all our Data Center locations and beyond.

Results of Operation for the Three Months Ended December 31, 2020 and 2019

Revenue

During the three months ended December 31, 2020 and 2019 we did not generate any revenue.

General and Administrative Expenses

During the three months ended December 31, 2020, we incurred $50,069 in general and administrative expenses (“G&A”) compared to $4,958 during the three months ended December 31, 2019, an increase of $45,11 The primary expenses in 2020 were for professional services and development expense.

Net Loss

Our net loss for the three months ended December 31, 2020 was $50,069 compared to net loss of $4,958 for the three months ended December 31, 2019. The increase in our net loss is due to our increased professional fees and development expense.

Liquidity and Capital Resources

At December 31, 2020, the Company had total current assets of $28,552, consisting primarily of cash. We had total current liabilities of $134,611 consisting of loans from related parties.

We had negative working capital of $106,059 as of December 31, 2020.

Cash Flows from Operating Activities

For the three months ended December 31, 2020, cash used for operating activities was $47,754 compared to $4,536 for the three months ended December 31, 2019.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties. For the three months ended December 31, 2020 net cash provided by financing activities was $0. For the three months ended December 31, 2019 net cash provided by financing activities was $4,500.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRIPTECH INTERNATIONAL CORP.
Dated: February 22, 2021	By:/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer