Form 10-Q
period 2021-03-31
ZEUUS, INC.
filed 2021-05-18
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-214815

ZEUUS, INC.

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

As of May 10, 2021, the registrant had 10,530,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 13, 2021.

ZEUUS, INC.

(formerly Kriptech International Corp.)

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

ZEUUS, INC. (formerly Kriptech International Corp.) BALANCE SHEETS
	March 31, 2021	September 30, 2020
ASSETS	(unaudited)
Current Assets:
Cash	$132,096	$75,406
Other receivable	900	-
Interest receivable	937	-
Prepaid	10,000	3,810
Note receivable	75,000	-
Total current assets	218,933	79,216
Total Assets	$218,933	$79,216

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$-	$495
Accrued interest– related party	1,729	-
Due to related party	210,778	120,878
Note payable – related party	150,000	-
Due to a former related party	13,833	13,833
Total Current Liabilities	376,340	135,206
Total Liabilities	376,340	135,206

Commitments and contingencies	-	-

Stockholders' Deficit:
Common Stock, par value $0.001, 75,000,000 shares authorized; 10,530,000 shares issued and outstanding	10,530	10,530
Additional paid-in capital	22,770	22,770
Accumulated deficit	(190,707)	(89,290)
Total Stockholders' Deficit	(157,407)	(55,990)
Total Liabilities and Stockholders' Deficit	$218,933	$79,216

The accompanying notes are an integral part of these unaudited financial statements.

ZEUUS, INC. (formerly Kriptech International Corp.) STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Operating Expenses:
General and administrative	$20,173	$4,633	$55,432	$9,591
Professional fees	31,154	-	45,964	-
Total operating expenses	51,327	4,633	101,396	9,591

Loss from operations	(51,327)	(4,633)	(101,396)	(9,591)

Other income (expense
Interest income	1,708	-	1,708	-
Interest expense	(1,729)	-	(1,729)	-
Total other expense	(21)	-	(21)	-

Loss before provision for income taxes	(51,348)	(4,633)	(101,417)	(9,591)
Provision for income taxes	-	-	-	-

Net Loss	$(51,348)	$(4,633)	$(101,417)	$(9,591)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	10,530,000	10,530,000	10,530,000	10,530,000

The accompanying notes are an integral part of these unaudited financial statements.

ZEUUS, INC. (formerly Kriptech International Corp.) STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2021 (unaudited)
	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances as of September 30, 2019	10,530,000	$10,530	$22,770	$(35,794)	$(2,494)
Net loss	-	-	-	(4,958)	(4,958)
Balances as of December 31, 2019	10,530,000	10,530	22,770	(40,752)	(7,452)
Net loss	-	-	-	(4,633)	(4,633)
Balances as of March 31, 2020	10,530,000	$10,530	$22,770	$(45,385)	$(12,085)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances as of September 30, 2020	10,530,000	$10,530	$22,770	$(89,290)	$(55,990)
Net loss	-	-	-	(50,069)	(50,069)
Balances as of December 31, 2020	10,530,000	10,530	22,770	(139,359)	(106,059)
Net loss	-	-	-	(51,348)	(51,348)
Balances as of March 31, 2021	10,530,000	$10,530	$22,770	$(190,707)	$(157,407)

The accompanying notes are an integral part of these unaudited financial statements.

ZEUUS, INC. (formerly Kriptech International Corp.) STATEMENTS OF CASH FLOWS (unaudited)
	For the Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(101,417)	$(9,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	250
Changes in operating assets and liabilities:
Prepaid expense	(6,190)	-
Other receivable	(900)	-
Interest receivable	(937)	-
Accounts payable	(495)	(99)
Accrued interest – related party	1,729	-
Net cash used in operating activities	(108,210)	(9,440)

Cash flows from investing activities:	-	-
Issuance of note receivable	(150,000)	-
Payment on note receivable	75,000	-
Net cash used in investing activities	(75,000)	-

Cash flows from financing activities:
Proceeds from related party loans	239,900	9,368
Net cash provided by financing activities	239,900	9,368

Net increase (decrease) in cash	56,690	(72)

Cash, beginning of period	75,406	153

Cash, end of period	$132,096	$81

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ZEUUS, INC.

(formerly Kriptech International Corp.)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

ZEUUS, INC. (formerly Kriptech International Corp.) (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016. The company intends to commence operations in the business of visa consultancy services. The Company has adopted September 30 fiscal year end.

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

On March 9, 2021, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s name change to Zeuus, Inc. and its symbol to ZUUS. The market effective date is March 10, 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2020 included in the Company’s Form 10-K. The results of the six months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending September 30, 2021.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2021  and the results of operations and cash flows presented herein have been included in the interim financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of March 31, 2021 and September 30, 2020.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of March 31, 2021 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to March 31, 2021 of $190,707.

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

NOTE 4 – NOTE RECEIVABLE

On January 8, 2021, a promissory note for $150,000 was entered into between WNT Solutions LLC, a Dubai Corporation and the Company. The Note accrues interest at the rate of 5% per annum and matures July 31, 2021.  On March 29, 2021, the Company received a payment of $75,000 of principal and $771 of interest.

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

Since taking control of the Company on August 31, 2020. Mr. Al-Mutawa has advanced the Company $210,778. The advance is unsecured, non-interest bearing and due on demand.

On January 7, 2021, Bassam Al-Mutawa, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000.  The Note accrues interest at the rate of 5% per annum and matures January 8, 2022.  As of March 31, 2021, there is $1,729 of interest accrued on this note.

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

Results of Operation for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenue

During the three months ended March 31, 2021 and 2020 we did not generate any revenue.

General and Administrative Expenses

During the three months ended March 31, 2021, we incurred $20,173 in general and administrative expenses (“G&A”) compared to $4,633 during the three months ended March 31, 2020, an increase of $15,540. The primary expenses in the current period were for consulting services and development expense.

Professional Fees

During the three months ended March 31, 2021, we incurred $31,154 in professional fees compared to $0 during the three months ended March 31, 2020. During the current period we incurred $20,600 for audit fees and $10,554 in legal fees.

Other income/expense

During the three months ended March 31, 2021, we incurred $1,729 of interest expense offset by $1,708 in interest income.

Net Loss

Our net loss for the three months ended March 31, 2021 was $51,348 compared to a net loss of $4,633 for the three months ended March 31, 2020. The increase in our net loss is due to our increased expenses as discussed above.

Results of Operation for the Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020

Revenue

During the six months ended March 31, 2021 and 2020 we did not generate any revenue.

General and Administrative Expenses

During the six months ended March 31, 2021, we incurred $55,432 of G&A expense compared to $9,591 during the six months ended March 31, 2020, an increase of $45,841 The primary expenses in the current period were for consulting services and development expense.

Professional Fees

During the six months ended March 31, 2021, we incurred $45,964 in professional fees compared to $0 during the six months ended March 31, 2020. During the current period we incurred $20,600 for audit fees, $2,000 of accounting expense and $23,364 in legal fees.

Other income/expense

During the six months ended March 31, 2021, we incurred $1,729 of interest expense offset by $1,708 in interest income.

Net Loss

Our net loss for the six months ended March 31, 2021 was $101,417 compared to a net loss of $9,591 for the six months ended March 31, 2020. The increase in our net loss is due to our increased expenses as discussed above.

Liquidity and Capital Resources

At March 31, 2021, the Company had total current assets of $218,933, consisting primarily of cash and a note receivable. We had total current liabilities of $376,340 consisting mostly of loans from related parties.

Cash Flows from Operating Activities

For the six months ended March 31, 2021, we used $108,210 of cash in operating activities compared to $9,440 for the six months ended March 31, 2020.

Cash Flows from Investing Activities

During the six months ended March 31, 2021, we issued a note receivable for $150,000, $75,000 of which has already been repaid.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties. For the six months ended March 31, 2021 net cash provided by financing activities was $239,000. For the three months ended March 31, 2020 net cash provided by financing activities was $9,368.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEUUS, INC.
Dated: May 18, 2021	By:/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer