Form 10-Q
period 2021-06-30
ZEUUS, INC.
filed 2021-07-27
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
Commission File Number 000-214815

ZEUUS, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1830331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9th Floor, 31 West 27th Street New York, NY, 10001
(Address of principal executive offices, including zip code)

(888) 469-3887
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No  [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 26, 2021, issuer had 10,544,289 outstanding shares of common stock, par value $0.001.

ZEUUS, INC.

(formerly Kriptech International Corp.)

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

ZEUUS, INC. (formerly Kriptech International Corp.) BALANCE SHEETS
	June 30, 2021	September 30, 2020
ASSETS	(unaudited)
Current Assets:
Cash	$175,608	$75,406
Other receivable	900	-
Prepaid	-	3,810
Total current assets	176,508	79,216

Property and equipment	16,596	-
Intangible assets	900,000	-
Deposit	4,237	-
Total Assets	$1,097,341	$79,216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$-	$495
Accrued interest– related party	3,625	-
Due to related party	366,722	120,878
Note payable – related party	150,000	-
Due to a former related party	13,823	13,833
Total Current Liabilities	534,170	135,206
Total Liabilities	534,170	135,206

Commitments and contingencies	-	-

Stockholders' Deficit:
Common Stock, par value $0.001, 75,000,000 shares authorized; 10,544,289 and 10,530,000 shares issued and outstanding, respectively	10,544	10,530
Additional paid-in capital	822,756	22,770
Accumulated deficit	(270,129)	(89,290)
Total Stockholders' Equity (Deficit)	563,171	(55,990)
Total Liabilities and Stockholders' Deficit	$1,097,341	$79,216

The accompanying notes are an integral part of these unaudited financial statements.

ZEUUS, INC. (formerly Kriptech International Corp.) STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Operating Expenses:
General and administrative	$58,267	$2,233	$113,699	$11,824
Professional fees	19,175	-	65,139	-
Total operating expenses	77,442	2,233	178,838	11,824

Loss from operations	(77,442)	(2,233)	(178,838)	(11,824)

Other income (expense)
Interest income	-	-	1,623	-
Interest expense	(1,980)	-	(3,624)	-
Total other expense	(1,980)	-	(2,001)	-

Loss before provision for income taxes	(79,422)	(2,233)	(180,839)	(11,824)
Provision for income taxes	-	-	-	-

Net Loss	$(79,422)	$(2,233)	$(180,839)	$(11,824)

Loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding, basic and diluted	10,534,554	10,530,000	10,531,518	10,530,000

The accompanying notes are an integral part of these unaudited financial statements.

ZEUUS, INC. (formerly Kriptech International Corp.) STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED JUNE 31, 2020 AND 2021 (unaudited)
	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances as of September 30, 2019	10,530,000	$10,530	$22,770	$(35,794)	$(2,494)
Net loss	-	-	-	(4,958)	(4,958)
Balances as of December 31, 2019	10,530,000	10,530	22,770	(40,752)	(7,452)
Net loss	-	-	-	(4,633)	(4,633)
Balances as of March 31, 2020	10,530,000	10,530	22,770	(45,385)	(12,085)
Net loss	-	-	-	(2,233)	(2,233)
Balances as of June 30, 2020	10,530,000	$10,530	$22,770	$(47,318)	$(14,318)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances as of September 30, 2020	10,530,000	$10,530	$22,770	$(89,290)	$(55,990)
Net loss	-	-	-	(50,069)	(50,069)
Balances as of December 31, 2020	10,530,000	10,530	22,770	(139,359)	(106,059)
Net loss	-	-	-	(51,348)	(51,348)
Balances as of March 31, 2021	10,530,000	10,530	22,770	(190,707)	(157,407)
Common stock issued for intangible asset	14,289	14	799,986	-	800,000
Net loss	-	-	-	(79,422)	(79,422)
Balances as of June 30, 2021	10,544,289	$10,544	$822,756	$(270,129)	$563,171

The accompanying notes are an integral part of these unaudited financial statements.

ZEUUS, INC. (formerly Kriptech International Corp.) STATEMENTS OF CASH FLOWS (unaudited)
	For the Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net Loss	$(180,839)	$(11,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	250
Changes in operating assets and liabilities:
Prepaid expense	3,810	-
Other receivable	(900)	-
Deposit	(4,237)	-
Accounts payable	(495)	198
Accrued interest – related party	3,625	-
Net cash used in operating activities	(179,036)	(11,376)

Cash flows from investing activities:	-	-
Issuance of note receivable	(150,000)	-
Payment on note receivable	150,000	-
Purchase of intangible asset	(100,000)	-
Purchase of equipment	(16,596)	-
Net cash used in investing activities	(116,596)	-

Cash flows from financing activities:
Proceeds from related party loans	395,834	11,268
Net cash provided by financing activities	395,834	11,268

Net increase (decrease) in cash	100,202	(108)

Cash, beginning of period	75,406	153

Cash, end of period	$175,608	$45

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-
Supplemental non-cash disclosure
Common stock issued for intangible asset	$800,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

ZEUUS, INC.

(formerly Kriptech International Corp.)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

ZEUUS, INC. (formerly Kriptech International Corp.) (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016. The company intended to commence operations in the business of visa consultancy services. The Company has adopted September 30 fiscal year end.

On June 11, 2020, Meshal Al Mutawa, acquired control of 8,000,000 restricted shares of the Company’s issued and outstanding common stock, representing approximately 75.97% of the Company’s total issued and outstanding common stock, from Anatolii Antontcev and Aleksandr Zausayev in exchange for $270,000 under the terms of a Stock Purchase Agreement by and among Messrs. Al Mutawa, Zausayev and Antontcev.

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

On March 9, 2021, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s name change to Zeuus, Inc. and its trading symbol to ZUUS. The market effective date of the name and trading symbol change was March 10, 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2020, included in the Company’s Form 10-K. The results of the nine months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year ending September 30, 2021.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2021, and the results of operations and cash flows presented herein have been included in the interim financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of June 30, 2021 and September 30, 2020.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of June 30, 2021, were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 20, 2016) to June 30, 2021 of $270,129.

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

NOTE 4 – NOTE RECEIVABLE

On January 8, 2021, a promissory note for $150,000 was entered into between WNT Solutions LLC, a Dubai Corporation and the Company. The Note accrues interest at the rate of 5% per annum and matures July 31, 2021.  On March 29, 2021, the Company received a payment of $75,000 of principal and $771 of interest. In April 2021, the remaining balance of $75,000 and all interest due was repaid.

NOTE 5 -INTANGIBLE ASSET

On June 1, 2021, the Company completed the closing of the transactions under the terms of the Asset Purchase Agreement with Andrei Seleznev, Nikolay Alekseev, and Ilia Alekseev (collectively, “Sellers”), dated May 12, 2021, to purchase the assets comprising the Wind Turbine Technology. In exchange for these assets, the Company paid $100,000 in cash, and issued 14,289 shares of its common stock to the Sellers. The shares were valued at $800,000 based on the average of the closing price per share of the

Company’s common stock for the 30 trading days prior to the effective date of the agreement. In addition, the Company entered into employment agreements with each Seller to further develop the wind turbine technology and acquired assets. Before this transaction, the Company had no material relationship with any of the Sellers.

NOTE 6 – PROPERTY AND EQUIPMENT

On June 28, 2021, the Company purchased office equipment for $16,596. The Company will begin to depreciate the asset on July 1, 2021.

NOTE 7 - COMMON STOCK TRANSACTIONS

Pursuant to the terms of the Asset Purchase Agreement (Note 5), the Company issued 14,289 shares of common stock. The shares were valued at $800,000 based on the average of the closing price per share of the Company’s common stock for the 30 trading days prior to the effective date of the Agreement.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Since March 20, 2016, (inception) through June 30, 2020, the Company’s former president, treasurer and director loaned the Company $13,823 to pay for incorporation costs and operating expenses. The loan is non-interest bearing, due upon demand and unsecured.

Since taking control of the Company on August 31, 2020, Mr. Al-Mutawa has advanced the Company $366,762. The advance is unsecured, non-interest bearing and due on demand.

On January 7, 2021, Bassam Al-Mutawa, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000.  The Note accrues interest at the rate of 5% per annum and matures January 8, 2022.  As of June 30, 2021, there is $3,625 of interest accrued on this note.

NOTE 9 - SUBSEQUENT EVENTS

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

DESCRIPTION OF BUSINESS

We are a Data Centric company with business activities focused four main areas:

ZEUUS Data Centers

ZEUUS Energy

ZEUUS Cyber Security

ZEUUS Solaas Services

All four divisions work synergistically with each other in an synergetic ecosystem which enables growth and business protection. These technologies and divisions all stem from the massive requirements in our Data Centers.

While we are currently negotiating for the purchase of three data centers, the recent acquisition by our ZEUUS Energy division of a unique, and scalable Wind Turbine technology has us very excited. We have recently opened a 500 sqm, brand new research and development facility in Montenegro where the final designs for the Wind Turbines are being tested and refined. We expect full commercial production of the Wind Turbines by the end of 4th Quarter 2021.

We are also in negotiations for the acquisition of two cyber security companies and will update the market after we enter into definitive acquisition agreements.

Our mandate and focus are to harness the Cloud and provide all aspects of Data Services from protection, to facilitation, to storage, to the sustainable energy consumption at all our Data Center locations.

Results of Operation for the Three Months Ended June 30, 2021, Compared to the Three Months Ended June 30, 2020

Revenue

During the three months ended June 30, 2021 and 2020 we did not generate any revenue.

General and Administrative Expenses

During the three months ended June 30, 2021, we incurred $58,267 in general and administrative expenses (“G&A”) compared to $2,233 during the three months ended June 30, 2020, an increase of

$56,034. The primary expenses in the current period were for consulting services and development expense.

Professional Fees

During the three months ended June 30, 2021, we incurred $19,175 in professional fees compared to $0 during the three months ended June 30, 2020. During the current period we incurred $5,400 for audit fees and $10,775 in legal fees and $3,000 for accounting fees.

Other income/expense

During the three months ended June 30, 2021, we incurred $1,980 of interest expense compared to $0 in the prior period. In the current period we are accruing interest on the loan from our CEO.

Net Loss

Our net loss for the three months ended June 30, 2021 was $79,422 compared to a net loss of $2,233 for the three months ended June 30, 2020. The increase in our net loss is due to our increased expenses as discussed above.

Results of Operation for the Nine Months Ended June 30, 2021, Compared to the Nine Months Ended June 30, 2020

Revenue

During the nine months ended June 30, 2021 and 2020 we did not generate any revenue.

General and Administrative Expenses

During the nine months ended June 30, 2021, we incurred $113,699 of G&A expense compared to $11,824 during the nine months ended June 30, 2020, an increase of $101,875. The primary expenses in the current period were for consulting services and development expense.

Professional Fees

During the nine months ended June 30, 2021, we incurred $65,139 in professional fees compared to $0 during the nine months ended June 30, 2020. During the current period we incurred $26,000 for audit fees, $5,000 of accounting expense and $34,139 in legal fees.

Other income/expense

During the nine months ended June 30, 2021, we incurred $3,624 of interest expense offset by $1,623 in interest income.

Net Loss

Our net loss for the nine months ended June 30, 2021 was $180,839 compared to a net loss of $11,824 for the nine months ended June 30, 2020. The increase in our net loss is due to our increased expenses as discussed above.

Liquidity and Capital Resources

At June 30, 2021, we had total current assets of $176,508, consisting primarily of cash. We had total current liabilities of $537,170 consisting mostly of loans from related parties.

Cash Flows from Operating Activities

For the nine months ended June 30, 2021, we used $179,036 of cash in operating activities compared to $11,376 for the nine months ended June 30, 2020.

Cash Flows from Investing Activities

During the nine months ended June 30, 2021, we issued a note receivable for $150,000, all of which has already been repaid. We also used $100,000 for the purchase of an intangible asset and $16,596 for office equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties. For the nine months ended June 30, 2021, net cash provided by financing activities was $395,835. For the nine months ended June 30, 2020 net cash provided by financing activities was $11,268.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

We have not established an ongoing source of revenues sufficient to cover our operating costs for the next fiscal year to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2021, we issued 14,289 shares of our common stock to Andrei Seleznev, Nikolay Alekseev, and Ilia Alekseev (collectively, “Sellers”) under the terms of an Asset Purchase Agreement. The shares were valued at $800,000 based on the average of the closing price per share of our common stock for the 30 trading days prior to the effective date of the agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEUUS, INC.
Dated: July 27, 2021	By:/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer