Form 10-K
period 2021-09-30
ZEUUS, INC.
filed 2022-05-18
CIK 1687926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-214815

ZEUUS, INC.

(Exact Name of Registrant as Specified in its Charter)

NV	37-1830331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9th Floor, 31 West 27th Street New York, NY 10001

(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code: (888)469-3887

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 13, 2022, the registrant had 10,550,616 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 13, 2022. Public Float is 0.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

Unless the context indicates otherwise, as used in this Annual Report, the terms “OLB,” “we,” “us,” “our,” “our company” and “our business” refer, to The OLB Group, Inc., including its subsidiaries named herein. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview of Operations

We are a Data Centric company with business activities focused three main areas:

ZEUUS Data Centers

ZEUUS Energy

ZEUUS Cyber Security

All four divisions work synergistically with each other in an synergetic ecosystem which enables growth and business protection. These technologies and divisions all stem from the massive requirements in our Data Centers.

While we are currently negotiating for the purchase of three data centers, the recent acquisition by our ZEUUS Energy division of a unique, and scalable Wind Turbine technology has us very excited. We have recently opened a 500 sqm, brand new research and development facility in Montenegro where the final designs for the Wind Turbines are being tested and refined. We expect full commercial production of the Wind Turbines by the end of 3rd Quarter 2022.

We are also in negotiations for the acquisition of two cyber security companies and will update the market after we enter into definitive acquisition agreements.

Our mandate and focus are to harness the Cloud and provide all aspects of Data Services from protection to facilitation, to storage, to the sustainable energy consumption at all our Data Center locations.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

We are current listed under the symbol “ZUUS” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”), where an established public trading market for our common stock does not yet exist.

At April 15, 2022 there were approximately 53 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is VStock Transfer, 18 Lafayette Pl, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Dividend Policy

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Recent Issuance of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward- looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Year Ended September 30, 2021 Compared to the Year Ended September 30, 2020

Revenue

During the years ended September 30, 2021 and 2020 we did not generate any revenue.

General and Administrative Expenses

For the year ended September 30, 2021, we had $252,070 in general and administrative expenses compared to $40,196 for the year ended September 30, 2020, an increase of $211,874. Our primary expense in 2021 was for consulting which increased approximately $110,000. We also had increases for other compensation ($18,500), development expense ($48,800) and OTC and state fees ($11,100).

Professional Fees

For the year ended September 30, 2021, we had $106,042 in professional fees compared to $13,300 for the year ended September 30, 2020, an increase of $92,742.  Professional fees consist of legal, audit and accounting fee, all of which increased in the current year. During the current period we incurred $31,400 for audit fees and $64,684 in legal fees and $9,959 for accounting fees.

Other Income/Expense

For the year ended September 30, 2021, we had interest expense of $3,856 and $ $1,624 of interest income. In the current period we are accruing interest on the loan from our CEO. We had no other income or expense in the prior year.

Net Loss

Our net loss for the year ended September 30, 2021 was $360,344 compared to $53,496 for the year ended September 30, 2020. The increase in our net loss is due to our increased expenses as discussed above.

 Liquidity and Capital Resources

At September 30, 2021, we had total current assets of $111,723, consisting primarily of cash. We had total current liabilities of $669,523 consisting mostly of loans from related parties.

Changes in Cash Flows

Cash Flows from Operating Activities

For the year ended September 30, 2021, we used $282,239 of cash in operating activities compared to $56,858 for the year ended September 30, 2020.

Cash Flows from Investing Activities

During year ended September 30, 2021, we issued a note receivable for $150,000, all of which has been repaid. We also used $100,000 for the purchase of an intangible asset and $45,196 for other property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties. For the year ended September 30, 2021, net cash provided by financing activities was $439,973. For the year ended September 30, 2020, net cash provided by financing activities was $132,111.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopting and issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ZEUUS, INC.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZEUUS, INC. (the “Company”) as of September 30, 2021 and 2020 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended September 30, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the two years in the period ended September 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

May 16, 2022

ZEUUS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	September 30, 2021	September 30, 2020
ASSETS
Current Assets:
Cash	$90,006	$75,406
Deposit and other assets	21,717	3,810
Total current assets	111,723	79,216

Property and equipment, net	43,528	-
Intangible assets	900,000	-
Total other assets	943,528	-

Total Assets	$1,055,251	$79,216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$52,772	$495
Accrued interest- related party	6,209	-
Other current liabilities	35,858	-
Due to related parties	574,684	134,711
Total Current Liabilities	669,523	135,206
Total Liabilities	669,523	135,206

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Common Stock, par value $0.001, 75,000,000 shares authorized; 10,544,289 and 10,530,000 shares issued and outstanding, respectively	10,544	10,530
Additional paid-in capital	822,756	22,770
Accumulated other comprehensive income	2,062	-
Accumulated deficit	(449,634)	(89,290)
Total Stockholders' Equity (Deficit)	385,728	(55,990)
Total Liabilities and Stockholders' Deficit	$1,055,251	$79,216

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2021	2020
Operating Expenses:
General and administrative	$252,070	$40,196
Professional fees	106,042	13,300
Total operating expenses	358,112	53,496

Loss from operations	(358,112)	(53,496)

Other income (expense)
Interest income	1,624	-
Interest expense	(3,856)	-
Total other expense	(2,232)	-

Loss before provision for income taxes	(360,344)	(53,496)
Provision for income taxes	-	-

Net Loss	$(360,344)	$(53,496)

Other comprehensive income:
Foreign currency translation adjustment	2,062	-
Net Loss	(358,282)	(53,496)

Loss per share, basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding, basic and diluted	10,534,737	10,530,000

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, September 30, 2019	10,530,000	$10,530	$22,770	$(35,794)	$-	$(2,494)
Net loss	-	-	-	(53,496)	-	(53,496)
Balance, September 30, 2020	10,530,000	10,530	22,770	(89,290)	-	(55,990)
Common stock issued for intangible asset	14,289	14	799,986	-	-	800,000
Net loss	-	-	-	(360,344)	2,062	(358,282)
Balance, September 30, 2021	10,544,289	$10,544	$822,756	$(449,634)	$2,062	$385,728

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2021	2020
Cash flows from operating activities:
Net Loss	$(360,344)	$(53,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,668	250
Changes in operating assets and liabilities:
Prepaid expense	3,810	(3,810)
Deposit and other assets	(21,717)	-
Accounts payable	52,277	198
Accrued interest- related party	6,209	-
Other current liabilities	35,858	-
Net cash used in operating activities	(282,239)	(56,858)

Cash flows from investing activities:
Issuance of note receivable	(150,000)	-
Payment on note receivable	150,000	-
Purchase of intangible asset	(100,000)	-
Purchase of equipment	(45,196)	-
Net cash used in investing activities	(145,196)	-

Cash flows from financing activities:
Proceeds from related party loans	439,973	132,111
Net cash provided by financing activities	439,973	132,111

Net increase in cash	12,538	75,253
Effects of currency translation	2,062	-
Cash, beginning of year	75,406	153

Cash, end of year	$90,006	$75,406

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021

NOTE 1 - ORGANIZATION AND BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits.  We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended September 30, 2021 or 2020.

Principles of Consolidation

The accompanying consolidated financial statements for the year ended September 30, 2021 and 2020, include the accounts of the Company and its wholly owned subsidiaries. Zeuus Energy, incorporated on July 27, 2021 in Montenegro is currently the only operating subsidiary.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended September 30, 2021.

Translation Adjustment

For the year ended September 30, 2021, the accounts of the Company’s subsidiary Zeuus Energy, Inc, are maintained in Euros. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the year ended September 30, 2021 is included in net loss and foreign currency translation adjustments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the estimated useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of September 30, 2021 and 2020, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable represent the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2021, and 2020, no liability for unrecognized tax benefits was required to be reported.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has chosen the early adoption of ASU 2020-06. The adoption of ASU 2020-06 did not have a material effect on the Company’s financial statements.

The Company has implemented all new applicable accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements as of September 30, 2021 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit as of September 30, 2021 of $449,634.

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

NOTE 4 - NOTE RECEIVABLE

On January 8, 2021, a promissory note for $150,000 was entered into between WNT Solutions LLC, a Dubai Corporation and the Company. The Note accrues interest at the rate of 5% per annum and matures July 31, 2021.  On March 29, 2021, the

Company received a payment of $75,000 of principal and $771 of interest. In April 2021, the remaining balance of $75,000 and all interest due was repaid.

NOTE 5 - INTANGIBLE ASSET

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

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows between three and five years.

Long lived assets, including property and equipment, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2021	September 30, 2020
Property and equipment	$45,196	$-
Less: accumulated depreciation	(1,668)	-
Property and equipment, net	$43,528	$-

Depreciation expense

Depreciation expense for the year ended September 30, 2021 was $1,668.

NOTE 7 - COMMON STOCK TRANSACTIONS

Pursuant to the terms of the Asset Purchase Agreement (Note 5), the Company issued 14,289 shares of common stock. The shares were valued at $800,000 based on the average of the closing price per share of the Company’s common stock for the 30 trading days prior to the effective date of the Agreement.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Since March 20, 2016, (inception) through September 30, 2021, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, loaned the Company $13,823 to pay for incorporation costs and operating expenses. This loan is non-interest bearing, due upon demand and unsecured. On August 31, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $100,000 in consideration of cash in the amount of

$100,000.  The Note accrues interest at the rate of 8% per annum and matures October 31, 2022.  As of September 30, 2021, there is $689 of interest accrued on this note.

On January 7, 2021, Bassam Al-Mutawa, CEO, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000.  The Note accrues interest at the rate of 5% per annum and matures January 8, 2022.  As of September 30, 2021, there is $5,521 of interest accrued on this note. IN addition to the Note, Mr. Al-Mutawa, has advanced additional funds to the Company. As of September 30, 2021, the Company owes a total of $460,761.

NOTE 9 - INCOME TAX

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

Net deferred tax assets consist of the following components as of September 30:

Deferred Tax Assets:	2021	2020
NOL Carryover	$75,240	$18,750
Less valuation allowance	(75,240)	(18,750)
Net deferred tax assets	$-	$-

At September 30, 2021, the Company had net operating loss carry forwards of approximately $94,000 that may be offset against future taxable income.  No tax benefit has been reported in the September 30, 2021 or 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other than the following.

Subsequent to September 30, 2021, the Company sold 4,017 shares of common stock for total cash proceeds of $84,200.

Subsequent to September 30, 2021, the Company granted 2,310 shares of common stock to its directors for services.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of the Principal Executive and Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Our management has concluded that, as of September 30, 2021, internal controls over financial reporting are not effective due to weakness discussed above.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm since the Company is classified as a smaller reporting company.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Position
Bassam A.I. Al-Mutawa	63	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)
Tommy Dunehew	60	Director
Khamis Buharoon Al Shamsi	57	Director

Bassam A.I. Al-Mutawa, President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary

Mr. Bassam A.I. Al-Mutawa was appointed on August 31, 2020 to the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary.  Mr. Bassam A.I. Al-Mutawa is currently the Founder, CEO and Director of WorldWide Trust Group. where he has been the CEO since April 23, 1988. Mr. Al-Mutawa has also founded and currently is the CEO and Director of Al Mutawa Group Holding K.S.C, Contractors Buildings and Roads, Sahara Petroleum International, Bassam A. Al Mutawa for General Trading, Beneder Beach Resort Co., and Hasibat Information Technologies, where he has been able to build and grow these companies to have achieved over 125 billion (USD) in revenues since his founding and operating of them. Mr. Al-Mutawa has represented such brands as Boeing, Collins Aerospace, Knight Aerospace, Tatra, EADS, Fincantieri, to name a few throughout his career. Bassam holds US State Department approvals as a registered broker of defense and aviation products, and currently operates his businesses out of offices in Kuwait, Abu Dhabi, UAE, New York and Los Angeles. Through his businesses he has been able to apply his Bachelor of Business Administration degree which he received from the University of Wisconsin. Mr. Al-Mutawa has extensive ties to the civil and defense industries in Kuwait. The Board of Directors believes that Mr. Al-Mutawa’s extensive business and financial experience as well as his leadership skills would be an invaluable asset to the Company and as such is pleased to have him as an Officer and Director of the Company.

Tommy Dunehew, Director

Tommy Dunehew was appointed as a member of the Company’s Board of Directors on September 6, 2021.  Mr. Dunehew has served as president of IT50 Global Defense Consulting, a sought-after advisor and consultant for complex military and commercial industry environments, as well as global enterprises, since 2021. Mr. Dunehew has led innovation and strategy in the defense and aircraft industry for over 30 years. Prior to joining IT50 Global Defense Consulting, he served as vice president of International Strategic Development and Industrial Partnerships for General Atomics Aeronautical Systems in San Diego, California since 2019.  Mr. Dunehew’s vast and varied experience includes almost 30 years at Boeing, serving in positions from director of operations up to vice president for international sales. During this time, he filled many high-impact roles, including liaising with the U.S. Department of Defense, designing and executing multibillion-dollar contracts, and leading the end-to-end operations of Boeing’s $5 billion international operations. In this role, Mr. Dunehew consulted with both leadership and key stakeholders to define goals and shape global campaigns, as well as collaborative partnerships. He led the way to continuing innovation by capturing high-value partnerships, as well as seeking and facilitating partnerships with key industrial leaders. Mr. Dunehew has worked with the U.S. Air Force, Navy, Army, Marine Corps and dozens of nations across the globe.  Mr. Dunehew strengths and experience have led to him being a sought-after leader when it comes to strategy, development, and high-value partnerships. He Tommy has an Executive master’s degree in business administration from Pepperdine University and a Bachelor of Science Degree in aeronautics from Embry-Riddle University. He also served in the U.S. Airforce for 14 years.

Khamis Buharoon Al Shamsi, Director

Buharoon Al Shamsi was appointed as a member of the Company’s Board of Directors on September 6, 2021.  Mr. Buharoon Al Shamsi runs a banking consultancy advisory service. Mr. Buharoon Al Shamsi spent 14 years at Abu Dhabi Islamic Bank, from 2007 to March 2021. During this time, he held many roles including managing director, member of the board of directors, vice-chairman of the board of directors, and acting CEO for two years. He most recently served as Vice Chairman of Abu Dhabi Islamic Bank. He has over 36 years of experience in banking, having acted as CEO, manager, and chairman of several boards, and has successfully led teams as the head of the settlements committee, member of the executive committee, and vice-chairman of the nominations and remuneration committee, among many other offices.  Before his time at Abu Dhabi Islamic Bank, Mr. Buharoon Al Shamsi served as CEO of Commercial Bank International for two years, during which time he contributed to the restructuring of the bank. His work at Commercial Bank International included acting as managing director for Commercial Bank Brokerage, as well as managing director for Takamul Real Estate.  Mr. Buharoon Al Shamsi is a certified public accountant and an auditor. He served as an auditor with the UAE Central Bank for 11 years.  Mr. Buharoon Al Shamsi is a sought-after advisor, having sat as chairman of committees including the Audit Committee at Agthia since 2020, a current seat at the Abu Dhabi National Takaful Company, Unifund Capital Financial Investment (UAE) from 2009 to 2017, and National Development Bank (Egypt) from 2007 to 2010, among others. He has also served as a member on many

None of our directors or officers are related to each other. There are no arrangements or understandings with any of our principal stockholders, customers, suppliers, or any other person, pursuant to which any of our directors or executive officers were appointed.

No officer or director has, during the past five years, been involved in (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), (c) any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or (d) a finding by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended September 30, 2021 and 2020:

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Bassam A.I. Al Mutawa President, Director	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Meshal Al Mutawa, Former President, Director	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Agreements

Pursuant to the terms of the Independent Director Agreement, Mr. Buharoon Al Shamsi agreed to serve as a member of the Board until September 6, 2022. Unless his appointment is renewed prior to September 6, 2022, Mr. Buharoon Al Shamsi agreed to resign immediately as a member of the Board. Notwithstanding any other provisions of the Independent Director Agreement, however, his appointment may be terminated at any time by the Company in accordance with the Company’s organizational documents and applicable provisions of the law. In exchange for Mr. Buharoon Al Shamsi’s services as a director, the Company issued 1,155 shares of Common Stock to Mr. Buharoon Al Shamsi  pursuant to the terms of the Independent Director Agreement.

Pursuant to the terms of the TD Independent Director Agreement, Mr. Dunehew agreed to serve as a member of the Board until September 6, 2022. Unless his appointment is renewed prior to September 6, 2022, Mr. Dunehew agreed to resign immediately as a member of the Board. Notwithstanding any other provisions of the TD Independent Director Agreement, however, his appointment may be terminated at any time by the Company in accordance with the Company’s organizational documents and applicable provisions of the law. In exchange for Mr. Dunehew’s services as a director, the Company issued 1,155 shares of Common Stock to Mr. Dunehew pursuant to the terms of the TD Independent Director Agreement.

Employment Agreements

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Compensatory Plans

As of September 30, 2021, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Outstanding Equity Awards at September 30, 2021

None of our executive officers and directors had any outstanding equity awards at September 30, 2021.

Compensation Plans

We have not adopted any compensation plan to provide for future compensation of any of our directors or executive officers other than the compensation due to Buharoon Al Shamsi pursuant the Independent Director Agreement and to Tommy Dunehew pursuant to the TD Independent Director Agreement disclosed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2022, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Directors and Officers	Address	Amount and Nature of Beneficial Ownership	Percent of class
		Common Stock
Bassam A.I. Al Mutawa	Raed Center, 4th Floor, P.O. Box: 175 Dasman 15452 Kuwait	8,000,000	75.83%
Tommy Dunehew	3219 Avenida La Cima, Carlsbad, California 92009	1,255	0.01%
Khamis Buharoon Al Shamsi	Lotous Building Al Nahda 02 behind Zulaikha Hospital DUBAI, UAE	1,155	0.01%
All directors and executive officers as a group (3 persons)		8,002,310	75.85%

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

Related Party Transactions

Since March 20, 2016, (inception) through September 30, 2021, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, loaned the Company $13,823 to pay for incorporation costs and operating expenses. This loan is non-interest bearing, due upon demand and unsecured. On August 31, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $100,000 in consideration of cash in the amount of $100,000.  The Note accrues interest at the rate of 8% per annum and matures October 31, 2022.  As of September 30, 2021, there is $689 of interest accrued on this note.

On January 7, 2021, Bassam Al-Mutawa, CEO, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000.  The Note accrues interest at the rate of 5% per annum and matures January 8, 2022.  As of September 30, 2021, there is $5,521 of interest accrued on this note. IN addition to the Note, Mr. Al-Mutawa, has advanced additional funds to the Company. As of September 30, 2021, the Company owes a total of $460,761.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by BF Borgers CPA PC, a professional corporation for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2021 and 2020 and fees billed for other services rendered during those periods. All services reflected in the following fee table for 2021 and 2020 were pre-approved, respectively, in accordance with the policy of the Board.

	September 30, 2021	September 30, 2020
Audit fees (1)	$31,400	$11,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$31,400	$11,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended December 31, 2021.

All Other Fees

Consist of fees for product and services other than the services reported above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. FORM OF 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEUUS, INC.
Dated: May 17, 2022	By: /s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer