Form 10-K/A
period 2021-09-30
ZEUUS, INC.
filed 2022-05-27
CIK 1687926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment #1

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

This Amendment #1 is being filed only to include the iXBRL data, no other information has been changed.

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

ZEUUS, INC.
Dated: May 27, 2022	By: /s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer