Form 10-Q
period 2021-12-31
ZEUUS, INC.
filed 2022-06-13
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
Commission File Number 000-214815

ZEUUS, INC
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 6, 2022, issuer had 10,553,990 outstanding shares of common stock, par value $0.001.

ZEUUS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2021

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ZEUUS, INC.

ZEUUS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	September 30, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$131,662	$90,006
Deposit and other assets	21,717	21,717
Total current assets	153,379	111,723

Property and equipment, net	52,374	43,528
Intangible assets	900,000	900,000
Total other assets	952,374	943,528

Total Assets	$1,105,753	$1,055,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$32,227	$52,772
Accrued interest– related party	8,816	6,209
Other current liabilities	35,858	35,858
Due to related parties	824,658	574,684
Total Current Liabilities	901,559	669,523
Total Liabilities	901,559	669,523

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Common Stock, par value $0.001, 75,000,000 shares authorized; 10,549,972 and 10,544,289 shares issued and outstanding, respectively	10,549	10,544
Additional paid-in capital	909,401	822,756
Accumulated other comprehensive income	(1,093)	2,062
Accumulated deficit	(714,663)	(449,634)
Total Stockholders' Equity (Deficit)	204,194	385,728
Total Liabilities and Stockholders' Deficit	$1,105,753	$1,055,251

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended December 31,
	2021	2020
Operating Expenses:
General and administrative	$197,055	$35,259
Director compensation	34,650	-
Professional fees	30,718	14,810
Total operating expenses	262,423	50,069

Loss from operations	(262,423)	(50,069)

Other expense:
Interest expense	(2,606)	-
Total other expense	(2,606)	-

Loss before provision for income taxes	(265,029)	(50,069)
Provision for income taxes	-	-

Net Loss	$(265,029)	$(50,069)

Other comprehensive income:
Foreign currency translation adjustment	(3,155)	-
Net Loss	(268,184)	(50,069)

Loss per share, basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding, basic and diluted	10,549,229	10,530,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020 (Unaudited)

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, September 30, 2021	10,544,289	$10,544	$822,756	$(449,634)	$2,062	$385,728
Common stock issued for director services	3,373	3	34,647	-	-	34,650
Common stock issued for cash	2,310	2	51,998	-	-	52,000
Net loss	-	-	-	(265,029)	(3,155)	(268,184)
Balance, December 31, 2021	10,549,972	$10,549	$909,401	$(714,663)	$(1,093)	$204,194
	Common Stock			Additional Paid in	Accumulated
	Shares	Amount		Capital	Deficit	Total
Balances as of September 30, 2020	10,530,000		$10,530	$22,770	$(89,290)	$(55,990)
Net loss	-		-	-	(50,069)	(50,069)
Balances as of December 31, 2020	10,530,000		$10,530	$22,770	$(139,359)	$(106,059)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(265,029)	$(50,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,185	-
Stock issued for director services	34,650	-
Changes in operating assets and liabilities:
Prepaid expense	-	3,810
Deposit and other assets	-	(1,000)
Accounts payable	(20,545)	(495)
Accrued interest– related party	2,607	-
Net cash used in operating activities	(246,132)	(47,754)

Cash flows from investing activities:
Purchase of equipment	(11,030)	-
Net cash used in investing activities	(11,030)	-

Cash flows from financing activities:
Proceeds from related party loans	249,973	-
Proceeds from sale of stock	52,000	-
Net cash provided by financing activities	301,973	-

Net change in cash	44,811	(47,754)
Effects of currency translation	(3,155)	-
Cash, beginning of period	90,006	75,406

Cash, end of period	$131,662	$27,652

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending September 30, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

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

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements for the three months ended December 31, 2021 and 2020, include the accounts of the Company and its wholly owned subsidiaries. Zeuus Energy, incorporated on July 27, 2021 in Montenegro is currently the only operating subsidiary.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended December 31, 2021.

Translation Adjustment

For the three months ended December 31, 2021 and the year ended September 30, 2021, the accounts of the Company’s subsidiary Zeuus Energy, Inc, are maintained in Euros. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three months ended December 31, 2021 is included in net loss and foreign currency translation adjustments.

Recently issued accounting pronouncements

The Company has implemented all new applicable accounting pronouncements that are in effect.These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company’s consolidated unaudited financial statements as of December 31, 2021 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit at December 31, 2021 of $714,663.

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

NOTE 4 – INTANGIBLE ASSET

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

NOTE 5 – PROPERTY AND EQUIPMENT

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2021	September 30, 2021
Property and equipment	$56,227	$45,196
Less: accumulated depreciation	(3,853)	(1,668)
Property and equipment, net	$52,374	$43,528

Depreciation expense

Depreciation expense for the three months ended December 31, 2021 and 2020 was $2,185 and $0. respectively.

NOTE 6 - COMMON STOCK TRANSACTIONS

During the three months ended December 31, 2021, the Company sold 3,373 shares of common stock for total cash proceeds of $52,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Since March 20, 2016, (inception) through December 31, 2021, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, loaned the Company $13,823 to pay for incorporation costs and operating expenses. This loan is non-interest bearing, due upon demand and unsecured. On August 31, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $100,000 in consideration of cash in the amount of $100,000.  The Note accrues interest at the rate of 8% per annum and matures October 31, 2022.  As of December 31, 2021, there is $1,378 of interest accrued on this note. During the three months ended December 31, 2021. Mr. Mr. Al-Mutawa, made additional loans to the Company of $249,974.

On January 7, 2021, Bassam Al-Mutawa, CEO, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000.  The Note accrues interest at the rate of 5% per annum and matures January 8, 2022.  As of December 31, 2021, there is $7,438 of interest accrued on this note. In addition to the Note, Mr. Al-Mutawa, has advanced additional funds to the Company. As of December 31, 2021, the Company owes a total of $460,761.

During the three months ended December 31, 2021, the Company granted 2,310 shares of common stock to its directors for services. The shares were valued at $15 per share for total non-cash expense of $34,650.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other than the following.

Subsequent to December 31, 2021, the Company sold 644 shares of common stock for total cash proceeds of $32,200.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Results of Operation for the Three Months Ended December 31, 2021, Compared to the Three Months Ended December 31, 2020

Revenue

During the three months ended December 31, 2021 and 2020 we did not generate any revenue.

General and Administrative Expenses

For the three months ended December 31, 2021, we had $197,055 in general and administrative expenses compared to $35,259 for the three months ended December 31, 2020, an increase of $161,796. Our primary expense in the current period was for consulting which increased approximately $122,000. We also had increases for other trade shows ($24,000) and investor relation expense ($10,200).

Director compensation

During the six months ended March 31, 2022, the Company granted 2,310 shares of common stock to its directors for services. The shares were valued at $15 per share for total non-cash expense of $34,650.

Professional Fees

For the three months ended December 31, 2021, we had $30,718 in professional fees compared to $14,810 for the three months ended December 31, 2020, an increase of $15,908.  Professional fees consist of legal, audit and accounting fee, all of which increased in the current year. In the current period our professional fees were all for legal expense.

Other Income/Expense

For the three months ended December 31, 2021, we had interest expense of $2,606 compared to $0 in the prior period.

Net Loss

Our net loss for the three months ended December 31, 2021 was $265,029 compared to $50,069 for the three months ended December 31, 2020. The increase in our net loss is due to our increased expenses as discussed above.

Liquidity and Capital Resources

At December 31, 2021, we had total current assets of $153,379, consisting primarily of cash. We had total current liabilities of $901,559 consisting mostly of loans from related parties.

Cash Flows from Operating Activities

For the three months ended December 31, 2021, we used $246,132 of cash in operating activities compared to $47,754 for the three months ended December 31, 2020.

Cash Flows from Investing Activities

During the three months ended December 31, 2021, we used $11,030 for equipment. We had no investing activities in the prior period.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties. For the three months ended December 31, 2021, net cash provided by financing activities was $301,973, which consisted of $52,000 from the sale of common stock and $249,973 from related party loans. We had no financing activities in the prior period.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended December 31, 2021, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2021, the Company sold 3,373 shares of common stock for total cash proceeds of $52,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEUUS, INC.
Dated: June 13, 2022	By:/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer