Form 10-Q
period 2022-03-31
ZEUUS, INC.
filed 2022-06-14
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 8, 2022, issuer had 10,553,990 outstanding shares of common stock, par value $0.001.

ZEUUS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ZEUUS, INC.

ZEUUS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2022	September 30, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$21,012	$90,006
Deposit and other assets	21,263	21,717
Total current assets	42,275	111,723

Property and equipment, net	61,088	43,528
Intangible assets	900,000	900,000
Total other assets	952,374	943,528

Total Assets	$1,003,363	$1,055,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$31,391	$52,772
Accrued interest– related party	11,380	6,209
Other current liabilities	34,927	35,858
Due to related parties	869,632	574,684
Total Current Liabilities	947,330	669,523
Total Liabilities	947,330	669,523

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Common Stock, par value $0.001, 75,000,000 shares authorized; 10,550,616 and 10,544,289 shares issued and outstanding, respectively	10,550	10,544
Additional paid-in capital	941,600	822,756
Accumulated other comprehensive income	(575)	2,062
Accumulated deficit	(895,542)	(449,634)
Total Stockholders' Equity (Deficit)	56,033	385,728
Total Liabilities and Stockholders' Deficit	$1,003,363	$1,055,251

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Operating Expenses:
General and administrative	$146,538	$20,173	$343,593	$55,432
Director compensation	-	-	34,650	-
Professional fees	31,777	31,154	62,495	45,964
Total operating expenses	178,315	51,327	440,738	101,396

Loss from operations	(178,315)	(51,327)	(440,738)	(101,396)

Other expense:
Interest expense	(2,564)	(1,729)	(5,170)	(1,729)
Interest income	-	1,708	-	1,708
Total other expense	(2,564)	(21)	(5,170)	(21)

Loss before provision for income taxes	(180,879)	(51,348)	(445,908)	(101,417)
Provision for income taxes	-	-	-	-

Net Loss	$(180,879)	$(51,348)	$(445,908)	$(101,417)

Other comprehensive income:
Foreign currency translation adjustment	518	-	(2,637)	-
Net Loss	(180,361)	(51,348)	(448,545)	(101,417)

Loss per share, basic and diluted	$(0.03)	$(0.00)	$(0.04)	$(0.00)

Weighted average common shares outstanding, basic and diluted	10,552,320	10,530,000	10,549,679	10,530,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, September 30, 2021	10,544,289	$10,544	$822,756	$(449,634)	$2,062	$385,728
Common stock issued for cash	3,373	3	34,647	-	-	34,650
Common stock issued for director services	2,310	2	51,998	-	-	52,000
Net loss	-	-	-	(265,029)	(3,155)	(268,184)
Balance, December 31, 2021	10,549,972	10,549	909,401	(714,663)	(1,093)	204,194
Common stock issued for cash	644	1	32,199	-	-	32,200
Net loss	-	-	-	(180,879)	518	(180,361)
Balance, March 31, 2022	10,550,616	$10,550	$941,600	$(895,542)	$(575)	$56,033

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of September 30, 2020	10,530,000	$10,530	$22,770	$(89,290)	$(55,990)
Net loss	-	-	-	(50,069)	(50,069)
Balances as of December 31, 2020	10,530,000	10,530	22,770	(139,359)	(106,059)
Net loss	-	-	-	(51,348)	(51,348)
Balances as of March 31, 2021	10,530,000	$10,530	$22,770	$(190,707)	$(157,407)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(445,908)	$(101,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,525	-
Stock issued for director services	34,650	-
Changes in operating assets and liabilities:
Prepaid expense	-	(6,190)
Deposit and other assets	454	(1,837)
Accounts payable	(21,381)	(495)
Accrued interest– related party	5,171	1,729
Other liabilities	(931)	-
Net cash used in operating activities	(422,420)	(108,210)

Cash flows from investing activities:
Issuance of note receivable	-	(150,000)
Payment on note receivable	-	75,000
Purchase of equipment	(23,085)	-
Net cash used in investing activities	(23,085)	(75,000)

Cash flows from financing activities:
Proceeds from related party loans	294,948	239,900
Proceeds from sale of stock	84,200	-
Net cash provided by financing activities	379,148	239,900

Net change in cash	(66,357)	56,690
Effects of currency translation	(2,637)	-
Cash, beginning of period	90,006	75,406

Cash, end of period	$21,012	$132,096

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements for the six months ended March 31, 2022 and 2021, include the accounts of the Company and its wholly owned subsidiaries. Zeuus Energy, incorporated on July 27, 2021 in Montenegro is currently the only operating subsidiary.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six months ended March 31, 2022.

Translation Adjustment

For the six months ended March 31, 2022 and the year ended September 30, 2021, the accounts of the Company’s subsidiary Zeuus Energy, Inc, are maintained in Euros. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three and six months ended March 31, 2022 is included in net loss and foreign currency translation adjustments.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated unaudited financial statements as of March 31, 2022 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit at March 31, 2022 of $895,542.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2022	September 30, 2021
Property and equipment	$68,281	$45,196
Less: accumulated depreciation	(7,193)	(1,668)
Property and equipment, net	$61,088	$43,528

Depreciation expense

Depreciation expense for the six months ended March 31, 2022 and 2021 was $5,525 and $0. respectively.

NOTE 6 - COMMON STOCK TRANSACTIONS

During the six months ended March 31, 2022, the Company sold 4,017 shares of common stock for total cash proceeds of $84,200.

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

Since March 20, 2016, (inception) through March 31, 2022, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, loaned the Company $13,823 to pay for incorporation costs and operating expenses. This loan is non-interest bearing, due upon demand and unsecured. On August 31, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $100,000 in consideration of cash in the amount of $100,000.  The Note accrues interest at the rate of 8% per annum and matures October 31, 2022.  As of March 31, 2022, there is $2,067 of interest accrued on this note. During the six months ended March 31, 2022. Mr. Mr. Al-Mutawa, made additional loans to the Company of $294,948.

On January 7, 2021, Bassam Al-Mutawa, CEO, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000.  The Note accrues interest at the rate of 5% per annum and matures January 8, 2022.  As of March 31, 2022, there is $9,312 of interest accrued on this note. In addition to the Note, Mr. Al-Mutawa, has advanced additional funds to the Company. As of March 31, 2022, the Company owes a total of $460,761.

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

Results of Operation for the Three Months Ended March 31, 2022, Compared to the Three Months Ended March 31, 2021

Revenue

During the three months ended March 31, 2022 and 2021 we did not generate any revenue.

General and Administrative Expenses

For the three months ended March 31, 2022, we had $146,538 in general and administrative expenses compared to $20,173 for the three months ended March 31, 2021, an increase of $126,365. Our primary expense in the current period was for consulting which increased approximately $71,000. We also had increases for promotional expense ($5,200) and investor relation expense ($20,200).

Professional Fees

For the three months ended March 31, 2022, we had $31,777 in professional fees compared to $31,154 for the three months ended March 31, 2021, an increase of $623.  Professional fees consist of legal, audit and accounting fee,

Other Income/Expense

For the three months ended March 31, 2022, we had interest expense of $2,564 compared to $1,729 in the prior period. We also recognized $1,708 of interest income on our note receivable in the prior period.

Net Loss

Our net loss for the three months ended March 31, 2022 was $180,879 compared to $51,348 for the three months ended March 31, 2021. The increase in our net loss is due to our increased expenses as discussed above.

Results of Operation for the Six Months Ended March 31, 2022, Compared to the Six Months Ended March 31, 2021

Revenue

During the six months ended March 31, 2022 and 2021 we did not generate any revenue.

General and Administrative Expenses

For the six months ended March 31, 2022, we had $343,593 in general and administrative expenses compared to $55,432 for the six months ended March 31, 2021, an increase of $288,161. Our primary expense in the current period was for consulting which increased approximately $191,000. We also had increases for promotional expense ($37,800) and investor relation expense ($30,400).

Director compensation

During the six months ended March 31, 2022, the Company granted 2,310 shares of common stock to its directors for services. The shares were valued at $15 per share for total non-cash expense of $34,650.

Professional Fees

For the six months ended March 31, 2022, we had $62,495 in professional fees compared to $45,964 for the six months ended March 31, 2021, an increase of $16,531, or 36%.  Professional fees consist of legal, audit and accounting fee, all of which increased in the current year.

Other Income/Expense

For the six months ended March 31, 2022, we had interest expense of $5,170 compared to $1,729 in the prior period. We also recognized $1,708 of interest income on our note receivable in the prior period.

Net Loss

Our net loss for the six months ended March 31, 2022, was $445,908 compared to $101,417 for the six months ended March 31, 2021. The increase in our net loss is due to our increased expenses as discussed above.

Liquidity and Capital Resources

At March 31, 2022, we had total current assets of $42,275, consisting of cash and deposits. We had total current liabilities of $947,330 consisting mostly of loans from related parties.

Cash Flows from Operating Activities

For the six months ended March 31, 2022, we used $422,420 of cash in operating activities compared to $108,210 for the six months ended March 31, 2021.

Cash Flows from Investing Activities

During the six months ended March 31, 2022, we used $23,085 for equipment. During the six months ended March 31, 2021, we issued a note receivable for $150,000, $75,000 of which was repaid.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties and the sale of common stock. For the six months ended March 31, 2022, net cash provided by financing activities was $379,148, which consisted of $84,200 from the sale of common stock and $294,948 from related party loans. During the six months ended March 31, 2021, we received $239,900 from related party loans.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2022, the Company sold 4,017 shares of common stock for total cash proceeds of $84,200.

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

ZEUUS, INC.
Dated: June 14, 2022	By:/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer