Form 10-Q/A
period 2021-12-31
ZEUUS, INC.
filed 2022-06-15
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment #1

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

2

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

ZEUUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance, September 30, 2021	10,544,289	$10,544	$822,756	$(449,634)	$2,062	$385,728
Common stock issued for director services	3,373	3	34,647	-	-	34,650
Common stock issued for cash	2,310	2	51,998	-	-	52,000
Net loss	-	-	-	(265,029)	(3,155)	(268,184)
Balance, December 31, 2021	10,549,972	$10,549	$909,401	$(714,663)	$(1,093)	$204,194

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balances as of September 30, 2020	10,530,000	$10,530	$22,770	$(89,290)	$(55,990)
Net loss	-	-	-	(50,069)	(50,069)
Balances as of December 31, 2020	10,530,000	$10,530	$22,770	$(139,359)	$(106,059)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(265,029)	$(50,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,185	-
Stock issued for director services	34,650	-
Changes in operating assets and liabilities:
Prepaid expense	-	3,810
Deposit and other assets	-	(1,000)
Accounts payable	(20,545)	(495)
Accrued interest– related party	2,607	-
Net cash used in operating activities	(246,132)	(47,754)

Cash flows from investing activities:
Purchase of equipment	(11,030)	-
Net cash used in investing activities	(11,030)	-

Cash flows from financing activities:
Proceeds from related party loans	249,973	-
Proceeds from sale of stock	52,000	-
Net cash provided by financing activities	301,973	-

Net change in cash	44,811	(47,754)
Effects of currency translation	(3,155)	-
Cash, beginning of period	90,006	75,406

Cash, end of period	$131,662	$27,652

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

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

Property and Equipment

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

ZEUUS, INC.

Dated: June 15, 2022	By:/s/ Bassam A.I. Al-Mutawa Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer

