Form 10-Q/A
period 2022-03-31
ZEUUS, INC.
filed 2022-06-15
CIK 1687926

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

 ZEUUS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ZEUUS, INC.

ZEUUS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2022	September 30, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$21,012	$90,006
Deposit and other assets	21,263	21,717
Total current assets	42,275	111,723

Property and equipment, net	61,088	43,528
Intangible assets	900,000	900,000
Total other assets	961,088	943,528

Total Assets	$1,003,363	$1,055,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$31,391	$52,772
Accrued interest– related party	11,380	6,209
Other current liabilities	34,927	35,858
Due to related parties	869,632	574,684
Total Current Liabilities	947,330	669,523
Total Liabilities	947,330	669,523

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Common Stock, par value $0.001, 75,000,000 shares authorized; 10,550,616 and 10,544,289 shares issued and outstanding, respectively	10,550	10,544
Additional paid-in capital	941,600	822,756
Accumulated other comprehensive income	(575)	2,062
Accumulated deficit	(895,542)	(449,634)
Total Stockholders' Equity (Deficit)	56,033	385,728
Total Liabilities and Stockholders' Deficit	$1,003,363	$1,055,251

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Operating Expenses:
General and administrative	$146,538	$20,173	$343,593	$55,432
Director compensation	-	-	34,650	-
Professional fees	31,777	31,154	62,495	45,964
Total operating expenses	178,315	51,327	440,738	101,396

Loss from operations	(178,315)	(51,327)	(440,738)	(101,396)

Other expense:
Interest expense	(2,564)	(1,729)	(5,170)	(1,729)
Interest income	-	1,708	-	1,708
Total other expense	(2,564)	(21)	(5,170)	(21)

Loss before provision for income taxes	(180,879)	(51,348)	(445,908)	(101,417)
Provision for income taxes	-	-	-	-

Net Loss	$(180,879)	$(51,348)	$(445,908)	$(101,417)

Other comprehensive income:
Foreign currency translation adjustment	518	-	(2,637)	-
Net Loss	(180,361)	(51,348)	(448,545)	(101,417)

Loss per share, basic and diluted	$(0.03)	$(0.00)	$(0.04)	$(0.00)

Weighted average common shares outstanding, basic and diluted	10,552,320	10,530,000	10,549,679	10,530,000

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

