Form 10-Q
period 2022-06-30
ZEUUS, INC.
filed 2022-08-17
CIK 1687926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 8, 2022, issuer had 10,550,966 outstanding shares of common stock, par value $0.001.

ZEUUS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZEUUS, INC.

 ZEUUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	September 30, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$11,820	$90,006
Deposit and other assets	4,237	21,717
Total current assets	16,057	111,723

Property and equipment, net	56,100	43,528
Intangible assets	900,000	900,000
Total other assets	956,100	943,528

Total Assets	$972,157	$1,055,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$44,709	$52,772
Accrued interest– related party	34,700	6,209
Other current liabilities	34,074	35,858
Due to related parties	999,584	574,684
Total Current Liabilities	1,113,067	669,523
Total Liabilities	1,113,067	669,523

Commitments and contingencies	—	—

Stockholders' Equity (Deficit):
Common Stock, par value $0.001, 200,000,000 shares authorized; 105,509,660 and 105,442,890 shares issued and outstanding, respectively	105,510	105,443
Additional paid-in capital	864,140	727,857
Accumulated other comprehensive income	(2,991)	2,062
Accumulated deficit	(1,107,569)	(449,634)
Total Stockholders' Equity (Deficit)	(140,910)	385,728
Total Liabilities and Stockholders' Deficit	$972,157	$1,055,251

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Operating Expenses:
General and administrative	$105,309	$58,267	$448,902	$113,699
Director compensation	—	—	34,650	—
Professional fees	83,398	19,175	145,893	65,139
Total operating expenses	188,707	77,442	629,445	178,838

Loss from operations	(188,707)	(77,442)	(629,445)	(178,838)

Other expense:
Interest expense	(23,320)	(1,980)	(28,490)	(3,624)
Interest income	—	—	—	1,623
Total other expense	(23,320)	(1,980)	(28,490)	(2,001)

Loss before provision for income taxes	(212,027)	(79,422)	(657,935)	(180,839)
Provision for income taxes	—	—	—	—

Net Loss	$(212,027)	$(79,422)	$(657,935)	$(180,839)

Other comprehensive income:
Foreign currency translation adjustment	(2,416)	—	(5,053)	—
Comprehensive loss	$(214,443)	$(79,422)	$(662,988)	$(180,839)

Loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.06)	$(0.00)

Weighted average common shares outstanding, basic and diluted	105,506,163	105,300,000	105,500,757	105,300,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance, September 30, 2021	105,442,890	$105,443	$727,857	$(449,634)	$2,062	$385,728
Common stock issued for director services	23,100	23	34,627	—	—	34,650
Common stock issued for cash	33,730	34	51,966	—	—	52,000
Net loss	—	—	—	(265,029)	(3,155)	(268,184)
Balance, December 31, 2021	105,499,720	105,500	814,450	(714,663)	(1,093)	204,194
Common stock issued for cash	6,440	6	32,194	—	—	32,200
Net loss	—	—	—	(180,879)	518	(180,361)
Balance, March 31, 2022	105,506,160	105,506	846,644	(895,542)	(575)	56,033
Common stock issued for cash	3,500	4	17,496	—	—	17,500
Net loss	—	—	—	(212,027)	(2,416)	(214,443)
Balance, June 30, 2022	105,509,660	$105,510	$864,140	$(1,107,569)	$(2,991)	$(140,910)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances as of September 30, 2020	105,300,000	$105,300	$(72,000)	$(89,290)	$(55,990)
Net loss	—	—	—	(50,069)	(50,069)
Balances as of December 31, 2020	105,300,000	105,300	(72,000)	(139,359)	(106,059)
Net loss	—	—	—	(51,348)	(51,348)
Balances as of March 31, 2021	105,300,000	105,300	(72,000)	(190,707)	(157,407)
Stock issued for intangible assets	142,890	143	799,857	—	800,000
Net loss	—	—	—	(79,422)	(79,422)
Balances as of June 30, 2021	105,442,890	$105,443	$727,857	$(270,129)	$563,171

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(657,935)	$(180,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,228	—
Stock issued for director services	34,650	—
Changes in operating assets and liabilities:
Prepaid expense	—	3,810
Deposit and other assets	17,480	(5,137)
Accounts payable	(8,063)	(495)
Accrued interest– related party	28,491	3,625
Other liabilities	(1,784)	—
Net cash used in operating activities	(577,933)	(179,036)

Cash flows from investing activities:
Issuance of note receivable	—	(150,000)
Payment on note receivable	—	150,000
Purchase of intangible asset	—	(100,000)
Purchase of equipment	(21,800)	(16,596)
Net cash used in investing activities	(21,800)	(116,596)

Cash flows from financing activities:
Proceeds from related party loans	424,900	395,834
Proceeds from sale of stock	101,700	—
Net cash provided by financing activities	526,600	395,834

Net change in cash	(73,133)	100,202
Effects of currency translation	(5,053)	—
Cash, beginning of period	90,006	75,406

Cash, end of period	$11,820	$175,608

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

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

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements for the nine months ended June 30, 2022 and 2021, include the accounts of the Company and its wholly owned subsidiaries. Zeuus Energy, incorporated on July 27, 2021 in Montenegro is currently the only operating subsidiary.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended June 30, 2022.

Translation Adjustment

For the nine months ended June 30, 2022 and the year ended September 30, 2021, the accounts of the Company’s subsidiary Zeuus Energy, Inc, are maintained in Euros. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three and nine months ended June 30, 2022 is included in net loss and foreign currency translation adjustments.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated unaudited financial statements as of June 30, 2022 were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit at June 30, 2022 of $1,107,569.

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

NOTE 4 – INTANGIBLE ASSET

On June 1, 2021, the Company completed the closing of the transactions under the terms of the Asset Purchase Agreement with Andrei Seleznev, Nikolay Alekseev, and Ilia Alekseev (collectively, “Sellers”), dated May 12, 2021, to purchase the assets comprising the Wind Turbine Technology. In exchange for these assets, the Company paid $100,000 in cash, and issued 142,890 shares of its common stock to the Sellers. The shares were valued at $800,000 based on the average of the closing price per share of the Company’s common stock for the 30 trading days prior to the effective date of the agreement. In addition, the Company entered into employment agreements with each Seller to further develop the wind turbine technology and acquired assets. Before this transaction, the Company had no material relationship with any of the Sellers.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2022	September 30, 2021
Property and equipment	$66,996	$45,196
Less: accumulated depreciation	(10,894)	(1,668)
Property and equipment, net	$56,100	$43,528

Depreciation expense

Depreciation expense for the nine months ended June 30, 2022 and 2021 was $9,228 and $0. respectively.

NOTE 6 - COMMON STOCK TRANSACTIONS

During the nine months ended June 30, 2022, the Company sold 43,670 shares of common stock for total cash proceeds of $101,700.

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

Since March 20, 2016, (inception) through June 30, 2022, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, has loaned the Company funds to pay for incorporation costs and operating expenses. The following is summary of the loans as of June 30, 2022.

Date	Maturity	Rate	Default Rate	Balance 9/30/2021	Additions	Balance 6/30/2022
8/30/2021	10/31/2022	8%	16%	$100,000	$—	$100,000
2020	n/a	n/a	n/a	$13,823	$—	$13,823
10/12/2021	10/12/2022	8%	16%	$—	$100,000	$100,000
10/25/2021	10/25/2022	8%	16%	$—	$150,000	$150,000
3/24/2022	3/24/2023	8%	16%	$—	$45,000	$45,000
4/11/2022	4/11/2023	8%	16%	$—	$80,000	$80,000
6/6/2022	6/6/2023	8%	16%	$—	$50,000	$50,000
Balance				$113,823	$425,000	$538,823

Total accrued interest on the above notes as of June 30, 2022, is $23,491.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

On January 7, 2021, Bassam Al-Mutawa, CEO, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000.  The Note accrues interest at the rate of 5% per annum and matures January 8, 2022.  As of June 30, 2022, there is $11,208 of interest accrued on this note. In addition to the Note, Mr. Al-Mutawa, has advanced additional funds to the Company. As of June 30, 2022, the Company owes total principal of $460,761.

During the nine months ended June 30, 2022, the Company granted 23,100 shares of common stock to its directors for services. The shares were valued at $1.50 per share for total non-cash expense of $34,650.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that the following material subsequent event exists.

On July 25, 2022, the Company was advised by FINRA that the 10:1 forward stock split of the Company’s common stock would become effective July 25, 2022. As of July 25, 2022, the 10:1 forward stock split of the Company’s common stock became effective. Immediately following the effectiveness of the forward stock split, there were 105,509,660 shares of the Company’s common stock issued and outstanding, as compared to 10,550,966 shares of the Company’s common stock issued and outstanding immediately prior to the forward stock split. All shares throughout these financial statements and Form 10-Q have been retroactively adjusted to reflect the forward stock split.

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

Results of Operation for the Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021

Revenue

During the three months ended June 30, 2022 and 2021 we did not generate any revenue.

General and Administrative Expenses

For the three months ended June 30, 2022, we had $105,309 in general and administrative expenses compared to $58,267 for the three months ended June 30, 2021, an increase of $47,042 or 80.7%. Our primary expense in the current period was for consulting which increased approximately $41,656. We also had increases for transfer agent fess ($3,950) and investor relation expense ($7,030).

Professional Fees

For the three months ended June 30, 2022, we had $83,398 in professional fees compared to $19,175 for the three months ended June 30, 2021, an increase of $64,223 or 334.9%. Professional fees consist of legal, audit and accounting fee. In the current three-month period we had an increase of legal fees over the prior period of $30,722 and an increase of audit fees of $28,000.

Other Income/Expense

For the three months ended June 30, 2022, we had interest expense of $23,320 compared to $1,980 in the prior period. Our interest expense has increased due to the additional related party loans.

Net Loss

Our net loss for the three months ended June 30, 2022 was $212,027 compared to $79,422 for the three months ended June 30, 2021. The increase in our net loss is due to our increased expenses as discussed above.

Results of Operation for the Nine Months Ended June 30, 2022, Compared to the Nine Months Ended June 30, 2021

Revenue

During the nine months ended June 30, 2022 and 2021 we did not generate any revenue.

General and Administrative Expenses

For the nine months ended June 30, 2022, we had $448,902 in general and administrative expenses compared to $113,699 for the nine months ended June 30, 2021, an increase of $335,203. Our primary expense in the current period was for consulting which increased approximately $218,000. We also had increases for promotional expense ($48,000) and investor relation expense ($54,188).

Director compensation

During the nine months ended June 30, 2022, the Company granted 23,100 shares of common stock to its directors for services. The shares were valued at $1.50 per share for total non-cash expense of $34,650.

Professional Fees

For the nine months ended June 30, 2022, we had $145,893 in professional fees compared to $65,139 for the nine months ended June 30, 2021, an increase of $80,754, or 124%. Professional fees consist of legal, audit and accounting fee, all of which increased in the current year. In the current period we had an increase of legal fees over the prior period of approximately $60,000 and an increase of audit fees of $17,400.

Other Income/Expense

For the nine months ended June 30, 2022, we had interest expense of $28,490 compared to $3,624 in the prior period. We also recognized $1,708 of interest income on our note receivable in the prior period. Our interest expense has increased due to the additional related party loans.

Net Loss

Our net loss for the nine months ended June 30, 2022, was $657,935 compared to $180,839 for the nine months ended June 30, 2021. The increase in our net loss is due to our increased expenses as discussed above.

Liquidity and Capital Resources

At June 30, 2022, we had total current assets of $16,057, consisting of cash and deposits. We had total current liabilities of $1,113,067 consisting mostly of loans from related parties.

Cash Flows from Operating Activities

For the nine months ended June 30, 2022, we used $577,933 of cash in operating activities compared to $179,036 for the nine months ended June 30, 2021.

Cash Flows from Investing Activities

During the nine months ended June 30, 2022, we used $21,800 for the purchase of equipment. During the nine months ended June 30, 2021, we issued a note receivable for $150,000, all of which was repaid. We also purchase assets for a total of $116,596.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties and the sale of common stock. For the nine months ended June 302022, net cash provided by financing activities was $526,600, which consisted of $101,700 from the sale of common stock and $424,900 from related party loans. During the nine months ended June 30, 2021, we received $395,83400 from related party loans.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2022, the Company sold 43,670 shares of common stock for total cash proceeds of $101,700.

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

ZEUUS, INC.
Dated:August 17, 2022	By:/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer

