Form 10-K
period 2022-09-30
ZEUUS, INC.
filed 2023-01-13
CIK 1687926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2022

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

Registrant’s telephone number, including area code (888) 469-3887

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter. No market value has been computed based upon the fact that no active trading market has been established as of March 31, 2022.

As of January 3, 2023, the registrant had 105,515,460 shares of common stock issued and outstanding.

i

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

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

There are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We are current listed under the symbol “ZUUS” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”), where an established public trading market for our common stock does not yet exist.

At December 20, 2022 there were approximately 52 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is VStock Transfer, 18 Lafayette Pl, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Issuance of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Year Ended September 30, 2022 Compared to the Year Ended September 30, 2021

Revenue

During the years ended September 30, 2022 and 2021 we did not generate any revenue.

General and Administrative Expenses

For the year ended September 30, 2022, we had $579,799 in general and administrative expenses compared to $252,070 for the year ended September 30, 2021, an increase of $327,729 or 130%. Our primary expense in 2022 was for consulting which increased approximately $166,000 to $287,000. We also had increases for investor relations (~$69,000), advertising and promotion (~$32,000) and other promotional activity (~$24,000).

Director Compensation

For the year ended September 30, 2022, we had $34,650 in director compensation for the issuance of common stock compared to $0 for the year ended September 30, 2021.

Professional Fees

For the year ended September 30, 2022, we had $176,576 in professional fees compared to $106,042 for the year ended September 30, 2021, an increase of $70,534 or 66.5%. Professional fees consist of legal, audit and accounting fee, all of which increased in the current year. During the current period we incurred $48,900 for audit fees and $116,700 in legal fees and $11,000 for accounting fees.

Other Income/Expense

For the year ended September 30, 2022, we had $42,897 of total other expense compared to $2,232 for the year ended September 30, 2021, an increase of $40,665. For the year ended September 30, 2022, we had interest expense of $42,897 . We are accruing interest on the loan from our CEO. In the prior year we had $3,856 of interest expense, offset with $1,624 of other income.

Net Loss

Our net loss for the year ended September 30, 2022 was $833,922 compared to $360,344 for the year ended September 30, 2021. The increase in our net loss is due to our increased expenses as discussed above.

Liquidity and Capital Resources

At September 30, 2022, we had total current assets of $58,623, consisting primarily of cash. We had total current liabilities of $1,314,734 consisting mostly of loans from related parties.

Changes in Cash Flows

Cash Flows from Operating Activities

For the year ended September 30, 2022, we used $715,816 of cash in operating activities compared to $282,239 for the year ended September 30, 2021.

Cash Flows from Investing Activities

During year ended September 30, 2022, we used $56,765 for the purchase of property and equipment. During year ended September 30, 2021, we issued a note receivable for $150,000, all of which has been repaid. We also used $100,000 for the purchase of an intangible asset and $45,196 for other property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties. For the year ended September 30, 2022, net cash provided by financing activities was $710,526, which included proceeds from the sale of common stock of $125,626 and cash from related party loans of $584,900. For the year ended September 30, 2021, net cash provided by financing activities was $439,973.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ZEUUS, INC.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZEUUS, INC. (the “Company”) as of September 30, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended September 30, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended September 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/S BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

January 13, 2023

ZEUUS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	September 30, 2022	September 30, 2021
ASSETS
Current Assets:
Cash	$42,949	$90,006
Deposit and other assets	15,674	21,717
Total current assets	58,623	111,723

Property and equipment, net	83,191	43,528
Intangible assets	900,000	900,000
Total other assets	983,191	943,528

Total Assets	$1,041,814	$1,055,251

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$45,846	$52,772
Accrued interest– related party	49,107	6,209
Other current liabilities	60,197	35,858
Due to related parties	1,159,584	574,684
Total Current Liabilities	1,314,734	669,523
Total Liabilities	1,314,734	669,523

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Common Stock, par value $0.001, 200,000,000 shares authorized; 105,515,460 and 105,442,890 shares issued and outstanding, respectively	105,515	105,443
Additional paid-in capital	888,061	727,857
Accumulated other comprehensive income	17,060	2,062
Accumulated deficit	(1,283,556)	(449,634)
Total Stockholders’ Equity (Deficit)	(272,920)	385,728
Total Liabilities and Stockholders’ Deficit	$1,041,814	$1,055,251

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2022	2021
Operating Expenses:
General and administrative	$579,799	$252,070
Director compensation	34,650	—
Professional fees	176,576	106,042
Total operating expenses	791,025	358,112

Loss from operations	(791,025)	(358,112)

Other income (expense)
Interest income	—	1,624
Interest expense	(42,897)	(3,856)
Total other expense	(42,897)	(2,232)

Loss before provision for income taxes	(833,922)	(360,344)
Provision for income taxes	—	—

Net Loss	$(833,922)	$(360,344)

Other comprehensive income:
Foreign currency translation adjustment	14,998	2,062
Comprehensive Loss	(818,924)	(358,282)

Loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	105,515,460	105,347,370

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2022

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, September 30, 2020	105,300,000	$105,300	$(72,000)	$(89,290)	$—	$(55,990)
Common stock issued for intangible asset	142,890	143	799,857	—	—	800,000
Comprehensive loss	—	—	—	(360,344)	2,062	(358,282)
Balance, September 30, 2021	105,442,890	105,443	727,857	(449,634)	2,062	385,728
Common stock issued for director services	23,100	23	34,627	—	—	34,650
Common stock issued for cash	49,470	49	125,577	—	—	125,626
Comprehensive loss	—	—	—	(833,922)	14,998	(818,924)
Balance, September 30, 2022	105,515,460	$105,515	$888,061	$(1,283,556)	$17,060	$(272,920)

The accompanying notes are an integral part of these consolidated financial statements.

	For the Years Ended September 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(833,922)	$(360,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,102	1,668
Stock issued for director services	34,650	—
Changes in operating assets and liabilities:
Prepaid expense	—	3,810
Deposit and other assets	6,043	(21,717)
Accounts payable	(6,926)	52,277
Accrued interest– related party	42,898	6,209
Other current liabilities	24,339	35,858
Net cash used in operating activities	(715,816)	(282,239)

Cash flows from investing activities:
Issuance of note receivable	—	(150,000)
Payment on note receivable	—	150,000
Purchase of intangible asset	—	(100,000)
Purchase of equipment	(56,765)	(45,196)
Net cash used in investing activities	(56,765)	(145,196)

Cash flows from financing activities:
Proceeds from sale of common stock	125,626
Proceeds from related party loans	584,900	439,973
Net cash provided by financing activities	710,526	439,973

Net change in cash	(62,055)	12,538
Effects of currency translation	14,998	2,062
Cash, beginning of year	90,006	75,406

Cash, end of year	$42,949	$90,006

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2022

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended September 30, 2022 or 2021.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended September 30, 2022 and 2021, include the accounts of the Company and its wholly owned subsidiaries. Zeuus Energy, incorporated on July 27, 2021 in Montenegro is currently the only operating subsidiary.

Translation Adjustment

For the years ended September 30, 2022 and 2021, the accounts of the Company’s subsidiary Zeuus Energy, Inc, are maintained in Euros. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the years ended September 30, 2022 and 2021 is included in net loss and foreign currency translation adjustments.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of September 30, 2022 and 2021, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Stock-based Compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (Topic 718), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements as of September 30, 2022, were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit at September 30, 2022 of $1,283,556, had a net loss of $833,922 and $715,816 of cash used in operations for the year ended September 30, 2022. The Company has not yet established a source of revenue. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 5 – INTANGIBLE ASSET

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2022	September 30, 2021
Property and equipment	$100,293	$45,196
Less: accumulated depreciation	(17,102)	(1,668)
Property and equipment, net	$83,191	$43,528

Depreciation expense

Depreciation expense for the years ended September 30, 2022 and 2021 was $17,102 and $1,668, respectively.

NOTE 7 - COMMON STOCK TRANSACTIONS

Pursuant to the terms of the Asset Purchase Agreement (Note 5), the Company issued 14,289 shares of common stock. The shares were valued at $800,000 based on the average of the closing price per share of the Company’s common stock for the 30 trading days prior to the effective date of the Agreement.

On July 18, 2022, the Company amended its Articles of Incorporation effectuating a one for ten forward split of the common stock. At the same time the authorized common stock was increased from 75,000,000 to 200,000,000. All shares throughout these financial statements have been retroactively adjusted to reflect the forward split.

During the year ended September 30, 2022, the Company sold 49,470 shares of common stock for total cash proceeds of $125,626.

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

Since March 20, 2016, (inception) through September 30, 2022, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, has loaned the Company funds to pay for incorporation costs and operating expenses. The following is summary of the loans as of September 30, 2022.

Date	Maturity	Rate	Default Rate	Balance 9/30/2021	Additions	Balance 6/30/2022
8/30/2021	10/31/2022	8%	16%	$100,000	$—	$100,000
2020	n/a	n/a	n/a	$13,823	$—	$13,823
10/12/2021	10/12/2022	8%	16%	$—	$100,000	$100,000
10/25/2021	10/25/2022	8%	16%	$—	$150,000	$150,000
3/24/2022	3/24/2023	8%	16%	$—	$45,000	$45,000
4/11/2022	4/11/2023	8%	16%	$—	$80,000	$80,000
6/6/2022	6/6/2023	8%	16%	$—	$50,000	$50,000
7/18/2022	7/18/2023	8%	16%	$—	$100,000	$100,000
9/20/2022	9/20/2023	8%	16%	$—	$60,000	$60,000
Balance				$113,823	$585,000	$698,823

Total accrued interest on the above notes as of September 30, 2022, is $36,002.

On January 7, 2021, Bassam Al-Mutawa, CEO, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000.  The Note accrues interest at the rate of 5% per annum and matures January 8, 2022.  As of September 30, 2022, there is $13,104 of interest accrued on this note. In addition to the Note, Mr. Al-Mutawa, has advanced additional funds to the Company. As of September 30, 2022, the Company owes total principal of $460,761.

During the year ended September 30, 2022, the Company granted 23,100 shares of common stock to its directors for services. The shares were valued at $1.50 per share for total non-cash expense of $34,650.

NOTE 9 – INCOME TAX

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

Net deferred tax assets consist of the following components as of September 30:

Deferred tax asset attributable to:	2022	2021
Net operating loss carryover	$175,124	$75,240
Less: valuation allowance	(175,124)	(75,240)
Net deferred tax asset	$—	$—

At September 30, 2022, the Company had net operating loss carry forwards of approximately $270,000 that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2022 or 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2022, the Company had no accrued interest or penalties related to uncertain tax positions. The Company is subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2017 (or the tax year ended December 31, 2003 if the Company were to utilize its NOLs)

NOTE 10 - SUBSEQUENT EVENTS

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of September 30, 2022.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

●	Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions

●	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

●	Due to our size and scope of operations, we currently do not have an independent audit committee in place

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations, which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended September 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and titles of our executive officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended September 30, 2022 and 2021:

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Bassam A.I. Al Mutawa	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, CFO and Director	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Compensatory Plans

As of September 30, 2022, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Outstanding Equity Awards

None of our executive officers and directors had any outstanding equity awards at September 30, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 20, 2022, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

		Amount and Nature of Beneficial Ownership	Percent of
Directors and Officers	Address	Common Stock	class
Bassam A.I. Al Mutawa	Raed Center, 4th Floor, P.O. Box: 175 Dasman 15452 Kuwait	80,000,000	75.82%
Tommy Dunehew	3219 Avenida La Cima, Carlsbad, California 92009	12,550	0.01%
Khamis Buharoon Al Shamsi	Lotous Building Al Nahda 02 behind Zulaikha Hospital DUBAI, UAE	11,550	0.01%
All directors and executive officers as a group (3 persons)		80,024,100	75.85%

The percent of class is based on 105,515,460 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Bassam A.I. Al-Mutawa is not an independent director because he is an executive officer of the Company.

Related Party Transactions

Since March 20, 2016, (inception) through September 30, 2022, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, has loaned the Company funds to pay for incorporation costs and operating expenses. The following is summary of the loans as of September 30, 2022.

Date	Maturity	Rate	Default Rate	Balance 9/30/2021	Additions	Balance 9/30/2022
8/30/2021	10/31/2022	8%	16%	$100,000	$—	$100,000
2020	n/a	n/a	n/a	$13,823	$—	$13,823
10/12/2021	10/12/2022	8%	16%	$—	$100,000	$100,000
10/25/2021	10/25/2022	8%	16%	$—	$150,000	$150,000
3/24/2022	3/24/2023	8%	16%	$—	$45,000	$45,000
4/11/2022	4/11/2023	8%	16%	$—	$80,000	$80,000
6/6/2022	6/6/2023	8%	16%	$—	$50,000	$50,000
7/18/2022	7/18/2023	8%	16%	$—	$100,000	$100,000
9/20/2022	9/20/2023	8%	16%	$—	$60,000	$60,000
Balance				$113,823	$585,000	$698,823

Total accrued interest on the above notes as of September 30, 2022, is $36,002.

On January 7, 2021, Bassam Al-Mutawa, CEO, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000. The Note accrues interest at the rate of 5% per annum and matures January 8, 2022. As of September 30, 2022, there is $13,104 of interest accrued on this note. In addition to the Note, Mr. Al-Mutawa, has advanced additional funds to the Company. As of September 30, 2022, the Company owes total principal of $460,761.

During the year ended September 30, 2022, the Company granted 23,100 shares of common stock to its directors for services. The shares were valued at $1.50 per share for total non-cash expense of $34,650.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by BF Borgers CPA PC, a professional corporation for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2022 and 2021 and fees billed for other services rendered during those periods. All services reflected in the following fee table for 2022 and 2021 were pre-approved, respectively, in accordance with the policy of the Board.

	September 30, 2022	September 30, 2021
Audit fees (1)	$48,900	$31,400
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total Fees	$48,900	$31,400

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

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended September 30, 2022.

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

ZEUUS, INC.

Dated: January 13, 2023	By:	/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer