Form 10-Q
period 2022-12-31
ZEUUS, INC.
filed 2023-02-21
CIK 1687926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 16, 2023, issuer had 105,515,416 outstanding shares of common stock, par value $0.001.

ZEUUS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZEUUS, INC.

ZEUUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	September 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$57,007	$42,949
Deposit and other assets	53,223	15,674
Total current assets	110,230	58,623

Property and equipment, net	48,035	83,191
Intangible assets	855,000	900,000
Total other assets	903,035	983,191

Total Assets	$1,013,265	$1,041,814

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$87,245	$45,846
Accrued interest– related party	74,797	49,107
Other current liabilities	3,698	60,197
Due to related parties	1,311,558	1,159,584
Total Current Liabilities	1,477,298	1,314,734
Total Liabilities	1,477,298	1,314,734

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Common Stock, par value $0.001, 200,000,000 shares authorized; 105,515,460 and 105,515,460 shares issued and outstanding, respectively	105,515	105,515
Additional paid-in capital	888,061	888,061
Accumulated other comprehensive income	(281)	17,060
Accumulated deficit	(1,457,328)	(1,283,556)
Total Stockholders’ Equity (Deficit)	(464,033)	(272,920)
Total Liabilities and Stockholders’ Deficit	$1,013,265	$1,041,814

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2022	2021
Operating Expenses:
General and administrative	$72,750	$197,055
Director compensation	—	34,650
Professional fees	75,332	30,718
Total operating expenses	148,082	262,423

Loss from operations	(148,082)	(262,423)

Other expense:
Interest expense	(25,690)	(2,606)
Total other expense	(25,690)	(2,606)

Loss before provision for income taxes	(173,772)	(265,029)
Provision for income taxes	—	—

Net Loss	$(173,772)	$(265,029)

Other comprehensive income:
Foreign currency translation adjustment	(17,341)	(3,155)
Comprehensive Loss	(191,113)	(268,184)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	105,515,460	105,492,290

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2022
(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, September 30, 2021	105,442,890	$105,443	$727,857	$(449,634)	$2,062	$385,728
Common stock issued for director services	23,100	23	34,627	—	—	34,650
Common stock issued for cash	33,730	34	51,966	—	—	52,000
Net loss	—	—	—	(265,029)	(3,155)	(268,184)
Balance, December 31, 2021	105,499,720	$105,500	$814,450	$(714,663)	$(1,093)	$204,194

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, September 30, 2022	105,515,460	$105,515	$888,061	$(1,283,556)	$17,060	$(272,920)
Net loss	—	—	—	(173,772)	(17,341)	(191,113)
Balance, December 31, 2022	105,515,460	$105,515	$888,061	$(1,457,328)	$(281)	$(464,033)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(173,772)	$(265,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	48,702	2,185
Stock issued for director services	—	34,650
Changes in operating assets and liabilities:
Deposit and other assets	(6,095)	—
Accounts payable	24,840	(20,545)
Accrued interest– related party	25,690	2,607
Other current liabilities	(56,499)	—
Net cash used in operating activities	(137,134)	(246,132)

Cash flows from investing activities:
Purchase of equipment	—	(11,030)
Net cash used in investing activities	—	(11,030)

Cash flows from financing activities:
Cash overdraft	16,559	—
Proceeds from sale of common stock	—	52,000
Proceeds from related party loans	151,974	249,973
Net cash provided by financing activities	168,533	301,973

Net change in cash	31,399	44,811
Effects of currency translation	(17,341)	(3,155)
Cash, beginning of period	42,949	90,006

Cash, end of period	$57,007	$131,662

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending September 30, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

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

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements for the three months ended December 31, 2022 and 2021, include the accounts of the Company and its wholly owned subsidiary, Zeuus Energy. Zeuus Energy was incorporated on July 27, 2021 in Montenegro and is currently the only operating subsidiary.

Translation Adjustment

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three months ended December 31, 2022, is included in net loss and foreign currency translation adjustments.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements as of December 31, 2022, were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2022 of $1,457,328, had a net loss of $173,772 and $137,134 of cash used in operations for the three months ended December 31, 2022. The Company has not yet established a source of revenue. These factors raise substantial doubt about its ability to continue as a going concern.

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

Intangible asset stated at cost, less accumulated amortization consisted of the following:

	December 31, 2022	September 30, 2022
Wind Turbine Technology	$900,000	$900,000
Less: accumulated amortization	(45,000)	—
Intangible asset, net	$855,000	$900,000

Amortization expense

Amortization expense for the three months ended December 31, 2022 and 2021 was $45,000 and $0. respectively.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2022	September 30, 2022
Property and equipment	$66,996	$100,293
Less: accumulated depreciation	(10,894)	(17,102)
Property and equipment, net	$48,035	$83,191

Depreciation expense

Depreciation expense for the three months ended December 31, 2022 and 2021 was $3,702 and $2,185. respectively.

NOTE 6 – COMMON STOCK

On July 25, 2022, the Company was advised by FINRA that the 10:1 forward stock split of the Company’s common stock was effective July 25, 2022. Immediately following the effectiveness of the forward stock split, there were 105,509,660 shares of the Company’s common stock issued and outstanding, as compared to 10,550,966 shares of the Company’s common stock issued and outstanding immediately prior to the forward stock split. All shares throughout these financial statements and Form 10-Q have been retroactively adjusted to reflect the forward stock split.

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

Since March 20, 2016, (inception) through December 31, 2022, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, has loaned the Company funds to pay for incorporation costs and operating expenses. The following is summary of the loans as of December 31, 2022.

Date	Maturity	Rate	Default Rate	Balance 9/30/2022	Additions	Balance 12/31/2022
8/30/2021	10/31/2022	8%	16%	$100,000	$—	$100,000
2020	n/a	n/a	n/a	$13,823	$—	$13,823
10/12/2021	10/12/2022	8%	16%	$100,000	$—	$100,000
10/25/2021	10/25/2022	8%	16%	$150,000	$—	$150,000
3/24/2022	3/24/2023	8%	16%	$45,000	$—	$45,000
4/11/2022	4/11/2023	8%	16%	$80,000	$—	$80,000
6/6/2022	6/6/2023	8%	16%	$50,000	$—	$50,000
7/18/2022	7/18/2023	8%	16%	$100,000	$—	$100,000
9/20/2022	9/20/2023	8%	16%	$60,000	$—	$60,000
11/22/2022	11/22/2022	8%	16%	$—	$151,974	$151,974
Balance				$698,823	$151,974	$850,797

Total accrued interest on the above notes as of December 31, 2022, is $74,797.

On January 7, 2021, Bassam Al-Mutawa, CEO, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000.  The Note accrues interest at the rate of 5% per annum and matures January 8, 2022.  As of December 31, 2022, there is $15,000 of interest accrued on this note. In addition to the Note, Mr. Al-Mutawa, has advanced additional funds to the Company. As of December 31, 2022, the Company owes total principal of $460,761.

During the year ended September 30, 2022, the Company granted 23,100 shares of common stock to its directors for services. The shares were valued at $1.50 per share for total non-cash expense of $34,650.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are no material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Results of Operation for the Three Months Ended December 31, 2022, Compared to the Three Months Ended December 31, 2021

Revenue

During the three months ended December 31, 2022 and 2021 we did not generate any revenue.

General and Administrative Expenses

For the three months ended December 31, 2022, we had $72,750 in general and administrative expenses compared to $197,055 for the three months ended December 31, 2021, respectively, a decrease of $124,305 or 63.1%. Our primary expense in the prior period was for consulting which decreased approximately $108,000 in the current period. We also had a decrease of investor relation expense of $27,000. These decreases were offset by an increase of $45,000 of amortization expense.

Director Compensation

For the three months ended December 31, 2022, we had $0 in director compensation compared to $34,650 for the three months ended December 31, 2021, for the issuance of common stock,

Professional Fees

For the three months ended December 31, 2022, we had $75,332 in professional fees compared to $30,718 for the three months ended December 31, 2021, an increase of $44,614 or 145.2%. Professional fees consist of legal, audit and accounting fee. In the current three-month period, we had an increase of audit fees of $55,000, which was offset by a $15,000 decrease of legal fees.

Other Expense

For the three months ended December 31, 2022, we had interest expense of $25,690 compared to $2,606 in the prior period. Our interest expense has increased due to the additional related party loans.

Net Loss

Our net loss for the three months ended December 31, 2022, was $173,772 compared to $265,029 for the three months ended December 31, 2021. The decrease in our net loss is due to our decreased expenses as discussed above.

Liquidity and Capital Resources

At December 31, 2022, we had total current assets of $110,230, consisting of cash and deposits. We had total current liabilities of $1,477,298 consisting mostly of loans from related parties.

Cash Flows from Operating Activities

For the three months ended December 31, 2022, we used $137,134 of cash in operating activities compared to $246,132 for the three months ended December 31, 2021.

Cash Flows from Investing Activities

During the three months ended December 31, 2022, we didn’t use any funds for investing activities. During the three months ended December 31, 2021, we purchased property and equipment for a total of $11,030.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties and the sale of common stock. For the three months ended December 31, 2022, net cash provided by financing activities was $168,533, which consisted of $16,559 from a cash overdraft and $151,974 from related party loans. During the three months ended December 31, 2021, we received $249,973 from related party loans and $52,000 from the sale of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

ZEUUS, INC.

Dated: February 21, 2023	By:	/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer