Form 10-Q
period 2023-03-31
ZEUUS, INC.
filed 2023-05-16
CIK 1687926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2023, issuer had 105,515,416 outstanding shares of common stock, par value $0.001.

ZEUUS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZEUUS, INC.

ZEUUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$38,585	$42,949
Prepaids	4,494	—
Deposit and other assets	66,337	15,674
Total current assets	109,416	58,623

Property and equipment, net	166,766	83,191
Intangible assets	810,000	900,000
Total other assets	976,766	983,191

Total Assets	$1,086,182	$1,041,814

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$11,173	$45,846
Accrued interest– related party	102,033	49,107
Other current liabilities	145,316	60,197
Due to related parties	1,459,315	1,159,584
Total Current Liabilities	1,717,837	1,314,734
Total Liabilities	1,717,837	1,314,734

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Common Stock, par value $0.001, 200,000,000 shares authorized; 105,515,460 and 105,515,460 shares issued and outstanding, respectively	105,515	105,515
Additional paid-in capital	889,435	888,061
Accumulated other comprehensive income	436	17,060
Accumulated deficit	(1,627,041)	(1,283,556)
Total Stockholders’ Equity (Deficit)	(631,655)	(272,920)
Total Liabilities and Stockholders’ Deficit	$1,086,182	$1,041,814

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Operating Expenses:
General and administrative	$135,077	$146,538	$207,827	$343,593
Director compensation	—	—	—	34,650
Professional fees	7,400	31,777	82,732	62,495
Total operating expenses	142,477	178,315	290,559	440,738

Loss from operations	(142,477)	(178,315)	(290,559)	(440,738)

Other expense:
Interest expense	(27,236)	(2,564)	(52,926)	(5,170)
Total other expense	(27,236)	(2,564)	(52,926)	(5,170)

Loss before provision for income taxes	(169,713)	(180,879)	(343,485)	(445,908)
Provision for income taxes	—	—	—	—

Net Loss	$(169,713)	$(180,879)	$(343,485)	$(445,908)

Other comprehensive income:
Foreign currency translation adjustment	717	518	(16,624)	(2,637)
Comprehensive Loss	(168,996)	(180,361)	(360,109)	(448,545)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	105,515,460	105,523,200	105,515,460	105,496,790

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2023

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, September 30, 2021	105,442,890	$105,443	$727,857	$(449,634)	$2,062	$385,728
Common stock issued for cash	33,730	23	34,627	—	—	34,650
Common stock issued for director services		34	51,966	—	—	52,000
Net loss	—	—	—	(265,029)	(3,155)	(268,184)
Balance, December 31, 2021	105,499,720	105,500	814,450	(714,663)	(1,093)	204,194
Common stock issued for cash	644	1	32,199	—	—	32,200
Net loss	—	—	—	(180,879)	518	(180,361)
Balance, March 31, 2022	105,500,364	$105,501	$846,649	$(895,542)	$(575)	$56,033

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, September 30, 2022	105,515,460	$105,515	$888,061	$(1,283,556)	$17,060	$(272,920)
Net loss	—	—	—	(173,772)	(17,341)	(191,113)
Balance, December 31, 2022	105,515,460	105,515	888,061	(1,457,328)	(281)	(464,033)
Shareholder contribution	—	—	1,374	—	—	1,374
Net loss	—	—	—	(169,713)	717	(168,996)
Balance, March 31, 2023	105,515,460	$105,515	$889,435	$(1,627,041)	$436	$(631,655)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net Loss	$(343,485)	$(445,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	97,404	5,525
Stock issued for director services	—	34,650
Changes in operating assets and liabilities:
Prepaid	(4,494)	—
Deposit and other assets	(50,663)	454
Accounts payable	(34,673)	(21,381)
Accrued interest– related party	52,926	5,171
Other current liabilities	85,119	(931)
Net cash used in operating activities	(197,866)	(422,420)

Cash flows from investing activities:
Purchase of equipment	(90,980)	(23,085)
Net cash used in investing activities	(90,980)	(23,085)

Cash flows from financing activities:
Proceeds from related party loans	299,732	294,948
Shareholder contribution	1,374	84,200
Net cash provided by financing activities	301,106	379,148

Net change in cash	12,260	(66,357)
Effects of currency translation	(16,624)	(2,637)
Cash, beginning of period	42,949	90,006

Cash, end of period	$38,585	$21,012

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements for the six months ended March 31, 2023 and 2022, include the accounts of the Company and its wholly owned subsidiary, Zeuus Energy. Zeuus Energy was incorporated on July 27, 2021 in Montenegro and is currently the only operating subsidiary.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three and six months ended March 31, 2023 is included in net loss and foreign currency translation adjustments.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements as of March 31, 2023, were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit at March 31, 2023 of $1,627,041, a net loss of $343,485 and $197,866 of cash used in operations for the six months ended March 31, 2023. The Company has not yet established a source of revenue. These factors raise substantial doubt about its ability to continue as a going concern.

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

Intangible asset stated at cost, less accumulated amortization consisted of the following:

	March 31, 2023	September 30, 2022
Wind Turbine Technology	$900,000	$900,000
Less: accumulated amortization	(90,000)	—
Intangible asset, net	$810,000	$900,000

Amortization expense

Amortization expense for the six months ended March 31, 2023 and 2022 was $90,000 and $0. respectively.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2023	September 30, 2022
Property and equipment	$188,767	$100,293
Less: accumulated depreciation	(22,001)	(17,102)
Property and equipment, net	$166,766	$83,191

Depreciation expense

Depreciation expense for the six months ended March 31, 2023 and 2022 was $7,404 and $5,525. respectively.

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

Since March 20, 2016, (inception) through March 31, 2023, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, and Bassam Al-Mutawa, have loaned the Company funds to pay for incorporation costs and operating expenses. The following is summary of the loans as of March 31, 2023.

Date	Maturity	Rate	Default Rate	Balance 9/30/2022	Additions	Balance 3/31/2023
Meshal Al Mutawa Loans:
8/30/2021	10/31/2022	8%	16%	$100,000	$—	$100,000
2020	n/a	n/a	n/a	$13,823	$—	$13,823
10/12/2021	10/12/2022	8%	16%	$100,000	$—	$100,000
10/25/2021	10/25/2022	8%	16%	$150,000	$—	$150,000
3/24/2022	3/24/2023	8%	16%	$45,000	$—	$45,000
4/11/2022	4/11/2023	8%	16%	$80,000	$—	$80,000
6/6/2022	6/6/2023	8%	16%	$50,000	$—	$50,000
7/18/2022	7/18/2023	8%	16%	$100,000	$—	$100,000
9/20/2022	9/20/2023	8%	16%	$60,000	$—	$60,000
11/22/2022	11/22/2022	8%	16%	$—	$151,974	$151,974
1/24/2023	1/24/2024	8%	16%	$—	$97,757	$97,757
3/16/2023	3/16/2024	8%	16%	$—	$50,000	$50,000
Bassam Al-Mutawa Loans:
1/7/2021	Demand	n/a		$240,000	$—	$240,000
1/8/2021	1/8/2022	5%		$150,000	$—	$150,000
Various	Demand	n/a		$70,760	$—	$70,760
Total due to related parties				$1,159,584	$299,731	$1,459,315

Total accrued interest on the above notes as of March 31, 2023 and December 31, 2022, is $102,033 and $49,107, respectively.

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

While we are currently negotiating for the purchase of three data centers, the recent acquisition by our ZEUUS Energy division of a unique, and scalable Wind Turbine technology has us very excited. We have recently opened a 500 sqm, brand new research and development facility in Montenegro where the final designs for the Wind Turbines are being tested and refined. We expect full commercial production of the Wind Turbines by the end of 4th Quarter 2023.

We are also in negotiations for the acquisition of two cyber security companies and will update the market after we enter into definitive acquisition agreements.

Our mandate and focus are to harness the Cloud and provide all aspects of Data Services from protection to facilitation, to storage, to the sustainable energy consumption at all our Data Center locations.

Results of Operation for the Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022

Revenue

During the three months ended March 31, 2023 and 2022 we did not generate any revenue.

General and Administrative Expenses

For the three months ended March 31, 2023, we had $135,077 in general and administrative expenses compared to $146,538 for the three months ended March 31, 2022, respectively, a decrease of $11,461 or 7.8%. Our primary expense in the prior period was for consulting, which decreased approximately $59,000 in the current period. We also had a decrease of investor relation expense of $14,000. These decreases were offset by an increase of $45,000 of amortization expense.

Professional Fees

For the three months ended March 31, 2023, we had $7,400 in professional fees compared to $31,177 for the three months ended March 31, 2022, a decrease of $24,377 or 76.7%. Professional fees consist of legal, audit and accounting fees. In the current three-month period, the decrease is almost entirely legal fees as no legal services were required.

Other Expense

For the three months ended March 31, 2023, we had interest expense of $27,236 compared to $2,564 in the prior period. Our interest expense has increased due to the additional related party loans.

Net Loss

Our net loss for the three months ended March 31, 2023, was $169,713 compared to $180,879 for the three months ended March 31, 2022, a decrease of $11,166 or 6.2%.

Results of Operation for the Six Months Ended March 31, 2023, Compared to the Six Months Ended March 31, 2022

Revenue

During the six months ended March 31, 2023 and 2022 we did not generate any revenue.

General and Administrative Expenses

For the six months ended March 31, 2023, we had $207,827 in general and administrative expenses compared to $343,593 for the six months ended March 31, 2022, a decrease of $135,766 or 39.5% respectively. Our primary expense in the prior period was for consulting, which decreased approximately $168,000 in the current period. In the prior period we issued shares of common stock for consulting services for non-cash expense of $50,000. We also paid approximately $130,000 to a consultant who was engaged to run the day to day operations of the Company. The consultant was terminated in July 2022. We had a decrease of investor relation expense of $41,000. In the prior period we incurred additional expense related to our Reg A. These decreases were offset by an increase of $90,000 of amortization expense.

Director Compensation

For the six months ended March 31, 2023, we had $0 in director compensation compared to $34,650 for the six months ended March 31, 2022, for the issuance of common stock.

Professional Fees

For the six months ended March 31, 2023, we had $82,732 in professional fees compared to $62,495 for the six months ended March 31, 2022, an increase of $20,237 or 32.4%. Professional fees consist of legal, audit and accounting fees. In the current period our audit fees increased $56,000, which was offset by a decrease of legal fees of approximately $44,000.

Other Expense

For the six months ended March 31, 2023, we had interest expense of $52,926 compared to $5,170 in the prior period. Our interest expense has increased due to the additional related party loans.

Net Loss

Our net loss for the six months ended March 31, 2023 was $343,485 compared to $445,908 for the six months ended March 31, 2022, a decrease of $102,423 or 23%.

Liquidity and Capital Resources

At March 31, 2023, we had total current assets of $109,416, consisting mostly of cash and deposits. We had total current liabilities of $1,717,837, consisting mostly of loans from related parties.

Cash Flows from Operating Activities

For the six months ended March 31, 2023, we used $197,866 of cash in operating activities compared to $422,420 for the six months ended March 31, 2022.

Cash Flows from Investing Activities

During the six months ended March 31, 2023, Zeuus Energy used $90,980 for the purchase of property and equipment. During the six months ended March 31, 2022, we purchased property and equipment for a total of $23,085.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties and the sale of common stock. For the six months ended March 31, 2023, net cash provided by financing activities was $301,106. During the six months ended March 31, 2022, we received $294,948 from related party loans and $84,200 from the sale of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

On March 9, 2023, the Board of Directors (the “Board”) of the Company dismissed BF Borgers CPA PC (“Borgers”), as the Company’s independent registered public accounting firm, effective immediately. On the same day the Board approved the engagement of Fruci & Associates II, PLLC (“Fruci”) as the Company’s new independent registered public accounting firm, effective immediately.

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

ZEUUS, INC.

Dated: May 16, 2023	By:	/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer

