Form 10-Q
period 2023-06-30
ZEUUS, INC.
filed 2023-08-14
CIK 1687926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2023, issuer had 105,515,460 outstanding shares of common stock, par value $0.001.

ZEUUS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZEUUS, INC.

ZEUUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$28,422	$42,949
Deposit and other assets	40,627	15,674
Total current assets	69,049	58,623

Property and equipment, net	89,759	83,191
Intangible assets	765,000	900,000
Total other assets	854,759	983,191

Total Assets	$923,808	$1,041,814

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$13,915	$45,846
Accrued interest– related party	135,366	49,107
Other current liabilities	3,724	60,197
Due to related parties	1,600,663	1,159,584
Total Current Liabilities	1,753,668	1,314,734
Total Liabilities	1,753,668	1,314,734

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Common Stock, par value $0.001, 200,000,000 shares authorized; 105,515,460 and 105,515,460 shares issued and outstanding, respectively	105,515	105,515
Additional paid-in capital	889,435	888,061
Accumulated other comprehensive income	2,120	17,060
Accumulated deficit	(1,826,930)	(1,283,556)
Total Stockholders’ Equity (Deficit)	(829,860)	(272,920)
Total Liabilities and Stockholders’ Deficit	$923,808	$1,041,814

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Operating Expenses:
General and administrative	$133,216	$105,309	$341,043	$448,902
Director compensation	—	—	—	34,650
Professional fees	32,183	83,398	114,915	145,893
Total operating expenses	165,399	188,707	455,958	629,445

Loss from operations	(165,399)	(188,707)	(455,958)	(629,445)

Other expense:
Interest expense	(34,490)	(23,320)	(87,416)	(28,490)
Total other expense	(34,490)	(23,320)	(87,416)	(28,490)

Loss before provision for income taxes	(199,889)	(212,027)	(543,374)	(657,935)
Provision for income taxes	—	—	—	—

Net Loss	$(199,889)	$(212,027)	$(543,374)	$(657,935)

Other comprehensive income:
Foreign currency translation adjustment	1,684	(2,416)	(14,940)	(5,053)
Comprehensive Loss	(198,205)	(214,443)	(558,314)	(662,988)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	105,515,460	105,506,163	105,515,460	105,500,757

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2023

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, September 30, 2021	105,442,890	$105,443	$727,857	$(449,634)	$2,062	$385,728
Common stock issued for director services	23,100	23	34,627	—	—	34,650
Common stock issued for cash	33,730	34	51,966	—	—	52,000
Net loss	—	—	—	(265,029)	(3,155)	(268,184)
Balance, December 31, 2021	105,499,720	105,500	814,450	(714,663)	(1,093)	204,194
Common stock issued for cash	6,440	6	32,194	—	—	32,200
Net loss	—	—	—	(180,879)	518	(180,361)
Balance, March 31, 2022	105,506,160	105,506	846,644	(895,542)	(575)	56,033
Common stock issued for cash	3,500	4	17,496	—	—	17,500
Net loss	—	—	—	(212,027)	(2,416)	(214,443)
Balance, June 30, 2022	105,509,660	$105,510	$864,140	$(1,107,569)	$(2,991)	$(140,910)

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, September 30, 2022	105,515,460	$105,515	$888,061	$(1,283,556)	$17,060	$(272,920)
Net loss	—	—	—	(173,772)	(17,341)	(191,113)
Balance, December 31, 2022	105,515,460	105,515	888,061	(1,457,328)	(281)	(464,033)
Cash from prior sale of stock	—	—	1,374	—	—	1,374
Net loss	—	—	—	(169,713)	717	(168,996)
Balance, March 31, 2023	105,515,460	105,515	889,435	(1,627,041)	436	(631,655)
Net loss	—	—	—	(199,889)	1,684	(198,205)
Balance, June 30, 2023	105,515,460	$105,515	$889,435	$(1,826,930)	$2,120	$(829,860)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net Loss	$(543,374)	$(657,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	150,715	9,228
Stock issued for director services	—	34,650
Changes in operating assets and liabilities:
Deposit and other assets	(24,953)	17,480
Accounts payable	(31,931)	(8,063)
Accrued interest– related party	86,259	28,491
Other current liabilities	(56,473)	(1,784)
Net cash used in operating activities	(419,757)	(577,933)

Cash flows from investing activities:
Purchase of equipment	(22,284)	(21,800)
Net cash used in investing activities	(22,284)	(21,800)

Cash flows from financing activities:
Proceeds from related party loans	441,080	424,900
Proceeds from sale of stock	1,374	101,700
Net cash provided by financing activities	442,454	526,600

Net change in cash	413	(73,133)
Effects of currency translation	(14,940)	(5,053)
Cash, beginning of period	42,949	90,006

Cash, end of period	$28,422	$11,820

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 1 – ORGANIZATION AND BUSINESS

ZEUUS, INC. (formerly Kriptech International Corp.) (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 20, 2016. The Company has adopted a September 30 fiscal year end.

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

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements for the nine months ended June 30, 2023 and 2022, include the accounts of the Company and its wholly owned subsidiary, Zeuus Energy. Zeuus Energy was incorporated on July 27, 2021, in Montenegro and is currently the only operating subsidiary.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three and nine months ended June 30, 2023, is included in net loss and foreign currency translation adjustments.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements as of June 30, 2023, were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit at June 30, 2023 of $1,826,930, a net loss of $543,374 and $419,757 of cash used in operations for the nine months ended June 30, 2023. The Company has not yet established a source of revenue. These factors raise substantial doubt about its ability to continue as a going concern.

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

Intangible asset stated at cost, less accumulated amortization consisted of the following:

	June 30, 2023	September 30, 2022
Wind Turbine Technology	$900,000	$900,000
Less: accumulated amortization	(135,000)	—
Intangible asset, net	$765,000	$900,000

Amortization expense

Amortization expense for the nine months ended June 30, 2023 and 2022 was $135,000 and $0. respectively.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2023	September 30, 2022
Property and equipment	$127,474	$100,293
Less: accumulated depreciation	(37,715)	(17,102)
Property and equipment, net	$89,759	$83,191

Depreciation expense

Depreciation expense for the nine months ended June 30, 2023 and 2022 was $15,715 and $9,228. respectively.

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

Since March 20, 2016, (inception) through June 30, 2023, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, has loaned the Company funds to pay for incorporation costs and operating expenses. The following is summary of the loans as of June 30, 2023.

Date	Maturity	Rate	Default Rate	Balance 9/30/2022	Additions	Balance 6/30/2023
8/30/2021	10/31/2022	8%	16%	$100,000	$—	$100,000
2020	n/a	n/a	n/a	$13,823	$—	$13,823
10/12/2021	10/12/2022	8%	16%	$100,000	$—	$100,000
10/25/2021	10/25/2022	8%	16%	$150,000	$—	$150,000
3/24/2022	3/24/2023	8%	16%	$45,000	$—	$45,000
4/11/2022	4/11/2023	8%	16%	$80,000	$—	$80,000
6/6/2022	6/6/2023	8%	16%	$50,000	$—	$50,000
7/18/2022	7/18/2023	8%	16%	$100,000	$—	$100,000
9/20/2022	9/20/2023	8%	16%	$60,000	$—	$60,000
11/22/2022	11/22/2022	8%	16%	$—	$151,974	$151,974
1/24/2023	1/24/2024	8%	16%	$—	$97,758	$97,758
3/16/2023	3/16/2024	8%	16%	$—	$50,000	$50,000
5/16/2023	5/16/2024	8%	16%	$—	$27,374	$27,374
6/5/2023	6/5/2024	8%	16%	$—	$113,974	$113,974
Balance				$698,823	$441,080	$1,139,903

Total accrued interest on the above notes as of June 30, 2023 and December 31, 2022, is $116,573 and $36,002, respectively.

On January 7, 2021, Bassam Al-Mutawa, CEO, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000. The Note accrues interest at the rate of 5% per annum and matures January 8, 2022. In addition to the Note, Mr. Al-Mutawa, has advanced additional funds to the Company. As of June 30, 2023, the Company owes total principal and interest of $460,761 and $18,792, respectively.

During the year ended September 30, 2022, the Company granted 23,100 shares of common stock to its directors for services. The shares were valued at $1.50 per share for a total non-cash expense of $34,650.

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

Overview of Operations

We are a Data Centric company with business activities focused three main areas:

ZEUUS Data Centers

ZEUUS Energy

ZEUUS Cyber Security

All three divisions work synergistically with each other in an synergetic ecosystem which enables growth and business protection. These technologies and divisions all stem from the massive requirements in our Data Centers.

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

Results of Operation for the Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022

Revenue

During the three months ended June 30, 2023 and 2022 we did not generate any revenue.

General and Administrative Expenses

For the three months ended June 30, 2023, we had $133,216 in general and administrative expenses compared to $105,309 for the three months ended June 30, 2022, respectively, an increase of $27,907 or 26.5%. Our primary expense in the prior period was for consulting, which decreased approximately $66,500 in the current period. In the prior period we were utilizing the services of a consultant to help with the day-to-day operation of the Company. Those services were not provided in the current period. We also had a decrease of investor relation expense of $7,000. These decreases were offset by an increase of $45,000 of amortization expense and $40,000 for outside services.

Professional Fees

For the three months ended June 30, 2023, we had $32,183 in professional fees compared to $83,398 for the three months ended June 30, 2022, a decrease of $51,215 or 61.4%. Professional fees consist of legal, audit and accounting fees. In the current three-month period, we had a decrease of approximately $29,000 in legal fees and $17,400 in audit fees. Both fees decreased in conjunction with less operational activity.

Other Expense

For the three months ended June 30, 2023, we had interest expense of $34,490 compared to $23,320 in the prior period. Our interest expense has increased due to the additional related party loans.

Net Loss

Our net loss for the three months ended June 30, 2023, was $199,889 compared to $212,027 for the three months ended June 30, 2022, a decrease of $12,138 or 5.7%.

Results of Operation for the Nine Months Ended June 30, 2023, compared to the Nine Months Ended June 30, 2022

Revenue

During the nine months ended June 30, 2023 and 2022 we did not generate any revenue.

General and Administrative Expenses

For the nine months ended June 30, 2023, we had $341,043 in general and administrative expenses compared to $448,902 for the nine months ended June 30, 2022, a decrease of $107,859 or 24% respectively. Our primary expense in the prior period was for consulting, which decreased approximately $234,000 in the current period. n the prior period we were utilizing the services of a consultant to help with the day-to-day operation of the Company. Those services were not provided in the current period. We also had a decrease of investor relation expense of $48,000. These decreases were offset by an increase of $135,000 of amortization expense.

Director Compensation

For the nine months ended June 30, 2023, we had $0 in director compensation compared to $34,650 for the nine months ended June 30, 2022, for the issuance of common stock,

Professional Fees

For the nine months ended June 30, 2023, we had $114,915 in professional fees compared to $145,893 for the nine months ended June 30, 2022, a decrease of $30,978 or 21.2%. Professional fees consist of legal, audit and accounting fees. In the current period our audit fees increased $38,600, which was offset by a decrease of legal fees of approximately $73,000. Both fees decreased in conjunction with less operational activity.

Other Expense

For the nine months ended June 30, 2023, we had interest expense of $87,416 compared to $28,490 in the prior period. Our interest expense has increased due to the additional related party loans.

Net Loss

Our net loss for the nine months ended June 30, 2023, was $543,374 compared to $657,935 for the nine months ended June 30, 2022, a decrease of $114,561 or 17.4%.

Liquidity and Capital Resources

At June 30, 2023, we had total current assets of $69,049, consisting mostly of cash and deposits. We had total current liabilities of $1,753,668 consisting mostly of loans from related parties.

Cash Flows from Operating Activities

For the nine months ended June 30, 2023, we used $419,757 of cash in operating activities compared to $577,933 for the nine months ended June 30, 2022.

Cash Flows from Investing Activities

During the nine months ended June 30, 2023, Zeuus Energy used $22,284 for the purchase of property and equipment. During the nine months ended June 30, 2022, we purchased property and equipment for a total of $21,800.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties and the sale of common stock. For the nine months ended June 30, 2023, net cash provided by financing activities was $442,454. During the nine months ended June 30, 2022, we received $424,900 from related party loans and $101,700 from the sale of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended June 30, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZEUUS, INC.

Dated: August 14, 2023	By:	/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer

