Form 10-K
period 2023-09-30
ZEUUS, INC.
filed 2024-01-16
CIK 1687926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-56297

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter. No market value has been computed based upon the fact that no active trading market has been established as of March 31, 2023.

As of January 4, 2024, the registrant had 105,515,460 shares of common stock issued and outstanding.

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

While we are currently seeking to purchase data centers. ZEUUS Energy division is maturing nicely and believe our unique, and scalable Wind Turbine technology will revolutionize the green energy space. We continue to develop green energy technology in our Montenegro lab where the final designs for the Wind Turbines are being tested and refined. We expect full commercial production of the Wind Turbines by the end of 4th Quarter 2024.

We are also in negotiations for the acquisition of cyber security companies and will update the market after we enter into definitive acquisition agreements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

1

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We are listed under the symbol “ZUUS” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”), where an established public trading market for our common stock does not yet exist.

At January 4, 2024 there were approximately 50 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is VStock Transfer, 18 Lafayette Pl, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

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

Results of Operations

Year Ended September 30, 2023 Compared to the Year Ended September 30, 2022

Revenue

During the years ended September 30, 2023 and 2022 we did not generate any revenue.

General and Administrative Expenses

For the year ended September 30, 2023, we had $325,615 in general and administrative expenses compared to $562,697 for the year ended September 30, 2022, a decrease of $237,082 or 42.1%. in the current year we had a decrease in consulting of approximately $199,000. We also had decreases for investor relations (~$43,000), advertising and promotion (~$13,000) and other promotional activity (~$24,000).

2

Amortization and depreciation

For the year ended September 30, 2023, we had $194,808 of amortization ($180,000) and depreciation ($14,808) expense compared to $17,102 of just depreciation expense for the year ended September 30, 2022.

Director Compensation

For the year ended September 30, 2023, we had $0 in director compensation compared to $34,650 in director compensation for the issuance of common stock compared for the year ended September 30, 2022.

Professional Fees

For the year ended September 30, 2023, we had $142,258 in professional fees compared to $176,576 for the year ended September 30, 2022, a decrease of $34,318 or 19.4%. Professional fees consist of legal, audit and accounting fees. In the current period our accounting expense increased $4,750 to $15,750 and our audit expense increased $40,405, to $89,304. These increases were offset by a decrease in legal fees of $79,474, for current year legal expense of $37,202.

Other Expense

For the year ended September 30, 2023, we had $127,352 of interest expense compared to $42,897 of interest expense for the year ended September 30, 2022, an increase of $84,455 or 196.9%. The increase in interest expense is directly attributable to the increase in the balance of our related party loans.

Net Loss

Our net loss for the year ended September 30, 2023 was $790,033 compared to $833,922 for the year ended September 30, 2022. The decrease in our net loss is due to our decreased expenses as discussed above.

Liquidity and Capital Resources

At September 30, 2023, we had total current assets of $365,386 consisting primarily of cash. We had total current liabilities of $2,331,279 consisting mostly of loans from related parties.

Changes in Cash Flows

Cash Flows from Operating Activities

For the year ended September 30, 2023, we used $550,590 of cash in operating activities compared to $715,816 for the year ended September 30, 2022.

Cash Flows from Investing Activities

During year ended September 30, 2023, we used $110,788 for the purchase of property and equipment compared to $56,765 in the prior year.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties. For the year ended September 30, 2023, net cash provided by financing activities was $926,226, which included proceeds from the sale of common stock of $1,374 and cash from related party loans of $922,226. For the year ended September 30, 2022, net cash provided by financing activities was $710,526, which included proceeds from the sale of common stock of $125,626 and cash from related party loans of $584,900.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

3

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

4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Zeuus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zeuus, Inc. and Subsidiary (“the Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2023.

Spokane, Washington

January 16, 2024

ZEUUS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	September 30, 2023	September 30, 2022
ASSETS
Current Assets:
Cash	$300,028	$42,949
Deposit and other assets	65,358	15,674
Total current assets	365,386	58,623

Property and equipment, net	179,171	83,191
Intangible assets	720,000	900,000
Total other assets	899,171	983,191

Total Assets	$1,264,557	$1,041,814

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$36,062	$45,846
Accrued interest– related party	175,429	49,107
Other current liabilities	37,979	60,197
Due to related parties	2,081,809	1,159,584
Total Current Liabilities	2,331,279	1,314,734
Total Liabilities	2,331,279	1,314,734

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Common Stock, par value $0.001, 200,000,000 shares authorized; 105,515,460 shares issued and outstanding	105,515	105,515
Additional paid-in capital	889,435	888,061
Accumulated other comprehensive income	11,917	17,060
Accumulated deficit	(2,073,589)	(1,283,556)
Total Stockholders’ Equity (Deficit)	(1,066,722)	(272,920
Total Liabilities and Stockholders’ Deficit	$1,264,557	$1,041,814

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2023	2022
Operating Expenses:
General and administrative	$325,615	$562,697
Amortization and depreciation	194,808	17,102
Director compensation	—	34,650
Professional fees	142,258	176,576
Total operating expenses	662,681	791,025

Loss from operations	(662,681)	(791,025)

Other income (expense)
Interest income	—	—
Interest expense	(127,352)	(42,897)
Total other expense	(127,352)	(42,897)

Loss before provision for income taxes	(790,033)	(833,922)
Provision for income taxes	—	—

Net Loss	$(790,033)	$(833,922)

Other comprehensive income:
Foreign currency translation adjustment	(5,143)	14,998
Comprehensive Loss	(795,176)	(818,924)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	105,515,460	105,515,460

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, September 30, 2021	105,442,890	$105,443	$727,857	$(449,634)	$2,062	$385,728
Common stock issued for director services	23,100	23	34,627	—	—	34,650
Common stock issued for cash	49,470	49	125,577	—	—	125,626
Comprehensive loss	—	—	—	(833,922)	14,998	(818,924)
Balance, September 30, 2022	105,515,460	105,515	888,061	(1,283,556)	17,060	(272,920)
Cash from prior stock sale	—	—	1,374	—	—	1,374
Comprehensive loss	—	—	—	(790,033)	(5,143)	(795,176)
Balance, September 30, 2023	105,515,460	$105,515	$889,435	$(2,073,589)	$11,917	$(1,066,722)

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2023	2022
Cash flows from operating activities:
Net Loss	$(790,033)	$(833,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	194,808	17,102
Stock issued for director services	—	34,650
Changes in operating assets and liabilities:
Deposit and other assets	(49,684)	6,043)
Accounts payable	(9,785)	(6,926
Accrued interest– related party	126,322	42,898
Other current liabilities	(22,218)	24,339
Net cash used in operating activities	(550,590)	(715,816)

Cash flows from investing activities:
Purchase of equipment	(110,788)	(56,765)
Net cash used in investing activities	(110,788)	(56,765)

Cash flows from financing activities:
Proceeds from sale of common stock	1,374	125,626
Proceeds from related party loans	922,226	584,900
Net cash provided by financing activities	923,600	710,526

Net change in cash	262,222	(62,055
Effects of currency translation	(5,143)	14,998
Cash, beginning of year	42,949	90,006

Cash, end of year	$300,028	$42,949

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2023

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended September 30, 2023 or 2022.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended September 30, 2023 and 2022, include the accounts of the Company and its wholly owned subsidiaries. Zeuus Energy, incorporated on July 27, 2021 in Montenegro is currently the only operating subsidiary. All inter-company balances are eliminated in consolidation.

Translation Adjustment

For the years ended September 30, 2023 and 2022, the accounts of the Company’s subsidiary Zeuus Energy, Inc, are maintained in Euros. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the years ended September 30, 2023 and 2022 is included in net loss and foreign currency translation adjustments.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended September 30, 2023. There was no impact to net loss as a result of any reclassifications.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of September 30, 2023 and 2022, there are no potentially dilutive shares of common stock.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements as of September 30, 2023, were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit at September 30, 2023 of $2,073,589, had a net loss of $790,033 and $550,590 of cash used in operations for the year ended September 30, 2023. The Company has not yet established a source of revenue. These factors raise substantial doubt about its ability to continue as a going concern.

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

Intangible asset stated at cost, less accumulated amortization consisted of the following:

	September 30, 2023	September 30, 2022
Wind Turbine Technology	$900,000	$900,000
Less: accumulated amortization	(180,000)	—
Intangible asset, net	$720,000	$900,000

Amortization expense

Amortization expense for the nine months ended September 30, 2023 and 2022 was $180,000 and $0. respectively.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2023	September 30, 2022
Property and equipment	$208,576	$100,293
Less: accumulated depreciation	(29,405)	(17,102)
Property and equipment, net	$179,171	$83,191

Depreciation expense

Depreciation expense for the years ended September 30, 2023 and 2022 was $14,808 and $17,102, respectively.

NOTE 6 - COMMON STOCK TRANSACTIONS

On July 25, 2022, the Company was advised by FINRA that the 10:1 forward stock split of the Company’s common stock was effective July 25, 2022. Immediately following the effectiveness of the forward stock split, there were 105,509,660 shares of the Company’s common stock issued and outstanding, as compared to 10,550,966 shares of the Company’s common stock issued and outstanding immediately prior to the forward stock split. All shares throughout these financial statements and Form 10-K have been retroactively adjusted to reflect the forward stock split.

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

Since March 20, 2016, (inception) through September 30, 2023, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, has loaned the Company funds to pay for incorporation costs and operating expenses. The following is summary of the loans as of September 30, 2023.

Date	Maturity	Rate	Default Rate	Balance 9/30/2022	Additions	Balance 9/30/2023
8/30/2021	10/31/2022	8%	16%	$100,000	$—	$100,000
2020	n/a	n/a	n/a	$13,823	$—	$13,823
10/12/2021	10/12/2022	8%	16%	$100,000	$—	$100,000
10/25/2021	10/25/2022	8%	16%	$150,000	$—	$150,000
3/24/2022	3/24/2023	8%	16%	$45,000	$—	$45,000
4/11/2022	4/11/2023	8%	16%	$80,000	$—	$80,000
6/6/2022	6/6/2023	8%	16%	$50,000	$—	$50,000
7/18/2022	7/18/2023	8%	16%	$100,000	$—	$100,000
9/20/2022	9/20/2023	8%	16%	$60,000	$—	$60,000
11/22/2022	11/22/2023	8%	16%	$—	$151,974	$151,974
1/24/2023	1/24/2024	8%	16%	$—	$97,758	$97,758
3/16/2023	3/16/2024	8%	16%	$—	$50,000	$50,000
5/16/2023	5/16/2024	8%	16%	$—	$27,374	$27,374
6/5/2023	6/5/2024	8%	16%	$—	$113,974	$113,974
7/27/2023	7/27/2024	8%	16%	$—	$16,224	$16,224
7/31/2023	7/31/2024	8%	16%	$—	$9,974	$9,974
8/7/2023	8/7/2024	8%	16%	$—	$4,974	$4,974
8/8/2023	8/8/2024	8%	16%	$—	$449,974	$449,974
Balance				$698,823	$922,226	$1,621,049

Total accrued interest on the above notes as of September 30, 2023 and 2022, is $154,741 and $36,002, respectively.

On January 7, 2021, Bassam Al-Mutawa, CEO, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000. The Note accrues interest at the rate of 5% per annum and matures January 8, 2022. As of September 30, 2023, there is $20,688 of interest accrued on this note. In addition to the Note, Mr. Al-Mutawa, has advanced additional funds to the Company. As of September 30, 2023, the Company owes total principal and interest of $460,760 and $20,688, respectively.

During the year ended September 30, 2022, the Company granted 23,100 shares of common stock to its directors for services. The shares were valued at $1.50 per share for total non-cash expense of $34,650.

NOTE 8 – INCOME TAX

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

Net deferred tax assets consist of the following components as of September 30:

Deferred tax asset attributable to:	2023	2022
Net operating loss carryover	$166,000	$175,124
Less: valuation allowance	(166,000)	(175,124)
Net deferred tax asset	$—	$—

At September 30, 2023, the Company had net operating loss carry forwards of approximately $166,000 that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2023 or 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2023, the Company had no accrued interest or penalties related to uncertain tax positions. The Company is subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2018 (or the tax year ended December 31, 2004 if the Company were to utilize its NOLs).

NOTE 9- SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 9, 2023, the Board of Directors the Company dismissed BF Borgers CPA PC (“Borgers”), as the Company’s independent registered public accounting firm.

On March 9, 2023, the Board of Directors approved the engagement of Fruci & Associates II, PLLC (“Fruci”) as the Company’s new independent registered public accounting firm.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended September 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position
Bassam A.I. Al-Mutawa	64	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)
Tommy Dunehew	62	Director
Meshal Al-Mutawa	31	Director

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

Meshal Al-Mutawa

Meshal Al-Mutawa was appointed to the Board of Directors on 1 November 2022. Meshal is experienced in property management, legal affairs and trading companies. He is Chairman of Al Mutawa Holding Company which is based in Kuwait. They own and manage properties in New York, California, United Kingdom, and Kuwait. Meshal is Vice Chairman of Al Mutawa General Trading. He has experience in the Défense sector and worked with Worldwide Trust Group with customers in the for US and Europe. Meshal has degrees in Business Management and Law.

Meshal Al Mutawa is the son of ZEUUS Chairman Bassam Al Mutawa. There are no arrangements or understandings with any of our principal stockholders, customers, suppliers, or any other person, pursuant to which any of our directors or executive officers were appointed.

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

Board Composition

Each director of the Company serves until the next annual meeting of stockholders and until his successor is elected and duly qualified, or until his earlier death, resignation or removal. Our board is authorized to appoint persons to the offices of Chairman of the Board of Directors, President, Chief Executive Officer, one or more vice presidents, a Treasurer or Chief Financial Officer and a Secretary and such other offices as may be determined by the board.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended September 30, 2023 and 2022:

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Bassam A.I. Al Mutawa	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, CFO and Director	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

Our directors are entitled to the following fixed compensation for their services as directors during the fiscal year ended September 30, 2023 and 2022.

Name and Principal Position	Fiscal Years	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Bassam A.I. Al Mutawa	2023	$0	$0	$0	$0	$0	$0	$0
	2022	$0	$0	$0	$0	$0	$0	$0

Tommy Dunehew	2023	$0	$0	$0	$0	$0	$0	$0
	2022	$0	$17,325	$0	$0	$0	$0	$17,325

Khamis Buharoon Al Shamsi	2023	$0	$0	$0	$0	$0	$0	$0
	2022	$0	$17.325	$0	$0	$0	$0	$17,325

Compensatory Plans

As of September 30, 2023, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Outstanding Equity Awards

None of our executive officers and directors had any outstanding equity awards at September 30, 2023.

Compensation Plans

We have not adopted any compensation plan to provide for future compensation of any of our directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 4, 2024, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

		Amount and Nature of Beneficial Ownership	Percent of
Directors and Officers	Address	Common Stock	class
Bassam A.I. Al Mutawa	Raed Center, 4th Floor, P.O. Box: 175 Dasman 15452 Kuwait	80,000,000	75.82%
Tommy Dunehew	3219 Avenida La Cima, Carlsbad, California 92009	12,550	0.01%
Meshal Al Mutawa	Raed Center, 4th Floor, P.O. Box: 175 Dasman 15452 Kuwait	0	0%
All directors and executive officers as a group (3 persons)		80,012,550	75.83%

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

Since March 20, 2016, (inception) through September 30, 2023, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, has loaned the Company funds to pay for incorporation costs and operating expenses. The following is summary of the loans as of September 30, 2023.

Date	Maturity	Rate	Default Rate	Balance 9/30/2022	Additions	Balance 9/30/2023
8/30/2021	10/31/2022	8%	16%	$100,000	$—	$100,000
2020	n/a	n/a	n/a	$13,823	$—	$13,823
10/12/2021	10/12/2022	8%	16%	$100,000	$—	$100,000
10/25/2021	10/25/2022	8%	16%	$150,000	$—	$150,000
3/24/2022	3/24/2023	8%	16%	$45,000	$—	$45,000
4/11/2022	4/11/2023	8%	16%	$80,000	$—	$80,000
6/6/2022	6/6/2023	8%	16%	$50,000	$—	$50,000
7/18/2022	7/18/2023	8%	16%	$100,000	$—	$100,000
9/20/2022	9/20/2023	8%	16%	$60,000	$—	$60,000
11/22/2022	11/22/2023	8%	16%	$—	$151,974	$151,974
1/24/2023	1/24/2024	8%	16%	$—	$97,758	$97,758
3/16/2023	3/16/2024	8%	16%	$—	$50,000	$50,000
5/16/2023	5/16/2024	8%	16%	$—	$27,374	$27,374
6/5/2023	6/5/2024	8%	16%	$—	$113,974	$113,974
7/27/2023	7/27/2024	8%	16%	$—	$16,224	$16,224
7/31/2023	7/31/2024	8%	16%	$—	$9,974	$9,974
8/7/2023	8/7/2024	8%	16%	$—	$4,974	$4,974
8/8/2023	8/8/2024	8%	16%	$—	$449,974	$449,974
Balance				$698,823	$922,226	$1,621,049

Total accrued interest on the above notes as of September 30, 2023 and 2022, is $36,002 and $36,002, respectively.

On January 7, 2021, Bassam Al-Mutawa, CEO, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000. The Note accrues interest at the rate of 5% per annum and matures January 8, 2022. As of September 30, 2023, there is $20,688 of interest accrued on this note. In addition to the Note, Mr. Al-Mutawa, has advanced additional funds to the Company. As of September 30, 2023, the Company owes total principal of $460,760.

During the year ended September 30, 2022, the Company granted 23,100 shares of common stock to its directors for services. The shares were valued at $1.50 per share for total non-cash expense of $34,650.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 9, 2023, the Board of Directors the Company dismissed BF Borgers CPA PC (“Borgers”), as the Company’s independent registered public accounting firm.

On March 9, 2023, the Board of Directors approved the engagement of Fruci & Associates II, PLLC (“Fruci”) as the Company’s new independent registered public accounting firm.

The following table presents the fees for professional audit services rendered by our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2023 and 2022 and fees billed for other services rendered during those periods. All services reflected in the following fee table for 2023 and 2022 were pre-approved, respectively, in accordance with the policy of the Board.

	September 30, 2023	September 30, 2022
Audit fees (BF Borgers CPA PC)	$82,000	$48,900
Audit fees (Fruci & Associates II, PLLC)	$22,000	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total Fees	$104,000	$48,900

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

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended September 30, 2023.

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

ZEUUS, INC.

Dated: January 16, 2024	By:	/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer

Dated: January 16, 2024	By	/s/ Tommy Dunehew
Tommy Dunehew, Director

Dated: January 16, 2024	By	/s/ Meshal Al Mutawa
Meshal Al Mutawa, Director

