Form 10-Q
period 2023-12-31
ZEUUS, INC.
filed 2024-02-21
CIK 1687926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 19, 2024, issuer had 105,515,460 outstanding shares of common stock, par value $0.001.

ZEUUS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2023

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZEUUS, INC.

ZEUUS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	September 30, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$42,327	$300,028
Deposit and other assets	72,136	65,358
Total current assets	114,463	365,386

Property and equipment, net	235,802	179,171
Intangible assets	675,000	720,000
Total other assets	910,802	899,171

Total Assets	$1,025,265	$1,264,557

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$34,298	$36,062
Accrued compensation	10,000	—
Accrued interest– related party	220,782	175,429
Other current liabilities	71,468	37,979
Due to related parties	2,057,809	2,081,809

Total Current Liabilities	2,394,357	2,331,279
Total Liabilities	2,394,357	2,331,279

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Common Stock, par value $0.001, 200,000,000 shares authorized; 105,515,460 shares issued and outstanding	105,515	105,515
Additional paid-in capital	889,435	889,435
Accumulated other comprehensive (loss) income	(1,103)	11,917
Accumulated deficit	(2,362,939)	(2,073,589)
Total Stockholders’ Equity (Deficit)	(1,369,092)	(1,066,722)
Total Liabilities and Stockholders’ Deficit	$1,025,265	$1,264,557

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022
Operating Expenses:
General and administrative	$102,293	$24,048
Compensation expense	70,000
Amortization and depreciation	51,818	48,702
Professional fees	19,886	75,332
Total operating expenses	243,997	148,082

Loss from operations	(243,997)	(148,082)

Other expense:
Interest expense	(45,353)	(25,690)
Total other expense	(45,353)	(25,690)

Loss before provision for income taxes	(289,350)	(173,772)
Provision for income taxes	—	—

Net Loss	$(289,350)	$(173,772)

Other comprehensive income:
Foreign currency translation adjustment	(13,020)	(17,341)
Comprehensive Loss	(302,370)	(191,113)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	105,515,460	105,515,460

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, September 30, 2023	105,515,460	$105,515	$889,435	$(2,073,589)	$11,917	$(1,066,722
Comprehensive loss	—	—	—	(289,350)	(13,020)	(302,370)
Balance, December 31, 2023	105,515,460	$105,515	$889,435	$(2,362,939)	$(1,103)	$(1,369,092)

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, September 30, 2022	105,515,460	$105,515	$888,061	$(1,283,556)	$17,060	$(272,920)
Net loss	—	—	—	(173,772)	(17,341)	(191,113)
Balance, December 31, 2022	105,515,460	$105,515	$888,061	$(1,457,328)	$(281)	$(464,033)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net Loss	$(289,350)	$(173,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	51,818	48,702
Changes in operating assets and liabilities:
Deposit and other assets	(6,778)	(6,095)
Accounts payable	(1,764)	24,840
Accrued interest– related party	45,353	25,690
Accrued compensation	10,000	—
Other current liabilities	33,489	(56,499)
Net cash used in operating activities	(157,232)	(137,134)

Cash flows from investing activities:
Purchase of equipment	(63,449)	—
Net cash used in investing activities	(63,449)	—

Cash flows from financing activities:
Cash overdraft	—	16,559
Proceeds from related party loans	(24,000)	151,974
Net cash (used) provided by financing activities	(24,000)	168,533

Net change in cash	(244,681)	31,399
Effects of currency translation	(13,020)	(17,341)
Cash, beginning of period	300,028	42,949

Cash, end of period	$42,327	$57,007

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending September 30, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2023 and September 30, 2023.

Principles of Consolidation

The accompanying unaudited consolidated financial statements for the three months ended December 31, 2023 and 2022, include the accounts of the Company and its wholly owned subsidiaries. Zeuus Energy, incorporated on July 27, 2021 in Montenegro is currently the only operating subsidiary. All inter-company balances are eliminated in consolidation.

Translation Adjustment

For the three months ended December 31, 2023 and 2022, the accounts of the Company’s subsidiary Zeuus Energy, Inc, are maintained in Euros. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three months ended December 31, 2023 and 2022 is included in net loss and foreign currency translation adjustments.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended December 31, 2023. There was no impact to net loss as a result of any reclassifications.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2023 and 2022, there are no potentially dilutive shares of common stock.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements as of December 31, 2023, were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2023 of $2,362,939, had a net loss of $289,350 and $157,232 of cash used in operations for the three months ended December 31, 2023. The Company has not yet established a source of revenue. These factors raise substantial doubt about its ability to continue as a going concern.

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

Intangible asset stated at cost, less accumulated amortization consisted of the following:

	December 31, 2023	September 30, 2023
Wind Turbine Technology	$900,000	$900,000
Less: accumulated amortization	(225,000)	(180,000)
Intangible asset, net	$675,000	$720,000

Amortization expense

Amortization expense for the three months ended December 31, 2023 and 2022 was $45,000 and $45,000. respectively.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2023	September 30, 2023
Property and equipment	$268,909	$208,576
Less: accumulated depreciation	(33,107)	(29,405)
Property and equipment, net	$235,802	$179,171

Depreciation expense

Depreciation expense for the three months ended December 31, 2023 and 2022 was $6,818 and $3,702, respectively.

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

Since March 20, 2016, (inception) through December 31, 2023, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, has loaned the Company funds to pay for incorporation costs and operating expenses. The following is summary of the loans as of December 31, 2023.

Date	Maturity	Rate	Default Rate	Balance 9/30/2023	Additions	Balance 12/31/2023
8/30/2021	10/31/2022	8%	16%	$100,000	$—	$100,000
2020	n/a	n/a	n/a	$13,823	$—	$13,823
10/12/2021	10/12/2022	8%	16%	$100,000	$—	$100,000
10/25/2021	10/25/2022	8%	16%	$150,000	$—	$150,000
3/24/2022	3/24/2023	8%	16%	$45,000	$—	$45,000
4/11/2022	4/11/2023	8%	16%	$80,000	$—	$80,000
6/6/2022	6/6/2023	8%	16%	$50,000	$—	$50,000
7/18/2022	7/18/2023	8%	16%	$100,000	$—	$100,000
9/20/2022	9/20/2023	8%	16%	$60,000	$—	$60,000
11/22/2022	11/22/2023	8%	16%	$151,974	$—	$151,974
1/24/2023	1/24/2024	8%	16%	$97,758	$—	$97,758
3/16/2023	3/16/2024	8%	16%	$50,000	$—	$50,000
5/16/2023	5/16/2024	8%	16%	$27,374	$—	$27,374
6/5/2023	6/5/2024	8%	16%	$113,974	$—	$113,974
7/27/2023	7/27/2024	8%	16%	$16,224	$—	$16,224
7/31/2023	7/31/2024	8%	16%	$9,974	$—	$9,974
8/7/2023	8/7/2024	8%	16%	$4,974	$—	$4,974
8/8/2023	8/8/2024	8%	16%	$449,974	$—	$449,974
Balance				$1,621,049	$—	$1,621,049

Total accrued interest on the above notes as of December 31, 2023 and September 30, 2023, is $198,198 and $154,741, respectively.

On January 7, 2021, Bassam Al-Mutawa, CEO, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000. The Note accrues interest at the rate of 5% per annum and matures January 8, 2022. As of December 31, 2023, there is $22,584 of interest accrued on this note. In addition to the Note, Mr. Al-Mutawa, has advanced additional funds to the Company. During the three months ended December 31, 2023, the Company made a $25,000 payment to Mr. Bassam. As of December 31, 2023, the Company owes total principal and interest of $436,761 and $22,584, respectively.

NOTE 7 – SUBSEQUENT EVENTS

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

Results of Operation for the Three Months Ended December 31, 2023, Compared to the Three Months Ended December 31, 2022

Revenue

During the three months ended December 31, 2023 and 2022 we did not generate any revenue.

General and Administrative Expenses

For the three months ended December 31, 2023, we had $172,293 in general and administrative expenses compared to $24,048 for the three months ended December 31, 2022, an increase of $148,245 or 616.5% respectively. In the current period we had compensation expense of $70,000 for an individual that worked for the Company for several months and $40,000 for a headhunter to assist with finding a management candidate for the company. We also had an increase in other consulting expense of $17,330 for a newly hired consulting firm.

Amortization and depreciation

For the three months ended December 31, 2023, we had $51,818 of amortization ($45,000) and depreciation ($6,818) expense compared to $48,702 of amortization ($45,000) and depreciation ($3,702) expense for three months ended December 31, 2022.

Professional Fees

For the three months ended December 31, 2023, we had $19,886 in professional fees compared to $75,332 for the three months ended December 31, 2022, a decrease of $55,446 or 73.6%. Professional fees consist of legal, audit and accounting fees. In the current three-month period, we had a decrease of approximately $9,050 in legal fees and $41,894 in audit fees.

Other Expense

For the three months ended December 31, 2023, we had interest expense of $45,353 compared to $25,690 in the prior period. Our interest expense has increased due to the additional related party loans.

Net Loss

Our net loss for the three months ended December 31, 2023, was $289,350 compared to $173,772 for the three months ended December 31, 2022, an increase of $115,578 or 66.5%, due to the reasons discussed above.

Liquidity and Capital Resources

At December 31, 2023, we had total current assets of $114,436, consisting of cash and deposits. We had total current liabilities of $2,394,357 consisting mostly of loans from related parties.

Cash Flows from Operating Activities

For the three months ended December 31, 2023, we used $157,232 of cash in operating activities compared to $137,134 for the three months ended December 31, 2022.

Cash Flows from Investing Activities

During the three months ended December 31, 2023, Zeuus Energy used $63,449 for the purchase of property and equipment compared to $0, in the prior period.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties and the sale of common stock. For the three months ended December 31, 2023, we had net cash used by financing activities of $24,000 for repayment of related party loans. During the three months ended December 31, 2022, we received $151,974 from related party loans and we had a cash overdraft of $16,559.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended December 31, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZEUUS, INC.

Dated: February 21, 2024	By:	/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer

