Form 10-Q
period 2024-03-31
ZEUUS, INC.
filed 2024-05-30
CIK 1687926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 24, 2024, issuer had 105,515,460 outstanding shares of common stock, par value $0.001.

ZEUUS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZEUUS, INC.

ZEUUS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$11,280	$300,028
Deposit and other assets	82,782	65,358
Total current assets	94,062	365,386

Property and equipment, net	285,983	179,171
Intangible assets	630,000	720,000
Total other assets	915,983	899,171

Total Assets	$1,010,045	$1,264,557

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$39,161	$36,062
Accrued interest– related party	245,330	175,429
Other current liabilities	55,606	37,979
Due to related parties	2,195,827	2,081,809
Total Current Liabilities	2,535,924	2,331,279
Total Liabilities	2,535,924	2,331,279

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Common Stock, par value $0.001, 200,000,000 shares authorized; 105,515,460 shares issued and outstanding	105,515	105,515
Additional paid-in capital	889,435	889,435
Accumulated other comprehensive income	3,843	11,917
Accumulated deficit	(2,524,672)	(2,073,589)
Total Stockholders’ Equity (Deficit)	(1,525,879)	(1,066,722)
Total Liabilities and Stockholders’ Deficit	$1,010,045	$1,264,557

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Operating Expenses:
General and administrative	$54,121	$86,375	$226,414	$110,423
Amortization and depreciation	48,714	48,702	100,532	97,404
Professional fees	34,350	7,400	54,236	82,732
Total operating expenses	137,185	142,477	381,182	290,559

Loss from operations	(137,185)	(142,477)	(381,182)	(290,559)

Other expense:
Interest expense	(24,548)	(27,236)	(69,901)	(52,926)
Total other expense	(24,548)	(27,236)	(69,901)	(52,926)

Loss before provision for income taxes	(161,733)	(169,713)	(451,083)	(343,485)
Provision for income taxes	—	—	—	—

Net Loss	$(161,733)	$(169,713)	$(451,083)	$(343,485)

Other comprehensive income:
Foreign currency translation adjustment	4,946	717	(8,074)	(16,624)
Comprehensive Loss	(156,787)	(168,996)	(459,157)	(360,109)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	105,515,460	105,515,460	105,515,460	105,515,460

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, September 30, 2023	105,515,460	$105,515	$889,435	$(2,073,589)	$11,917	$(1,066,722
Comprehensive loss	—	—	—	(289,350)	(13,020)	(302,370)
Balance, December 31, 2023	105,515,460	105,515	889,435	(2,362,939)	(1,103)	(1,369,092)
Comprehensive loss	—	—	—	(161,733)	4,946	(156,787)
Balance, March 31, 2024	105,515,460	$105,515	$889,435	$(2,524,672)	$3,843	$(1,525,879)

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, September 30, 2022	105,515,460	$105,515	$888,061	$(1,283,556)	$17,060	$(272,920)
Net loss	—	—	—	(173,772)	(17,341)	(191,113)
Balance, December 31, 2022	105,515,460	105,515	888,061	(1,457,328)	(281)	(464,033)
Net loss	—	—	—	(169,713)	717	(168,996)
Balance, March 31, 2023	105,515,460	$105,515	$888,061	$(1,627,041)	$436	$(631,655)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net Loss	$(451,083)	$(343,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	100,532	97,404
Changes in operating assets and liabilities:
Prepaid	—	(4,494)
Deposit and other assets	(17,424)	(50,663)
Accounts payable	3,100	(34,673
Accrued interest– related party	69,901	52,926
Other current liabilities	17,627	85,119
Net cash used in operating activities	(277,347)	(197,866)

Cash flows from investing activities:
Purchase of equipment	(117,344)	(90,980)
Net cash used in investing activities	(117,344)	(90,980)

Cash flows from financing activities:
Proceeds from sale of stock	—	1,374
Proceeds from related party loans	114,017	299,732
Net cash (used) provided by financing activities	114,017	301,106

Net change in cash	(280,674)	12,260
Effects of currency translation	(8,074)	(16,624)
Cash, beginning of period	300,028	42,949

Cash, end of period	$11,280	$38,585

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2024

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2024 and September 30, 2023.

Principles of Consolidation

The accompanying unaudited consolidated financial statements for the periods ended March 31, 2024 and 2023, include the accounts of the Company and its wholly owned subsidiaries. Zeuus Energy, incorporated on July 27, 2021 in Montenegro is currently the only operating subsidiary. All inter-company balances are eliminated in consolidation.

Translation Adjustment

For the periods ended March 31, 2024 and 2023, the accounts of the Company’s subsidiary Zeuus Energy, Inc, are maintained in Euros. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the periods ended March 31, 2024 and 2023 is included in net loss and foreign currency translation adjustments.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended March 31, 2024. There was no impact to net loss as a result of any reclassifications.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2024 and 2023, there are no potentially dilutive shares of common stock.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements as of March 31, 2024, were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit at March 31, 2024 of $2,524,672, had a net loss of $451,083 and $277,347 of cash used in operations for the six months ended March 31, 2024. The Company has not yet established a source of revenue. These factors raise substantial doubt about its ability to continue as a going concern.

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

Intangible asset stated at cost, less accumulated amortization consisted of the following:

	March 31, 2024	September 30, 2023
Wind Turbine Technology	$900,000	$900,000
Less: accumulated amortization	(270,000)	(180,000)
Intangible asset, net	$630,000	$720,000

Amortization expense

Amortization expense for the six months ended March 31, 2024 and 2023 was $90,000 and $90,000, respectively.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2024	September 30, 2023
Property and equipment	$322,792	$208,576
Less: accumulated depreciation	(36,809)	(29,405)
Property and equipment, net	$285,983	$179,171

Depreciation expense

Depreciation expense for the six months ended March 31, 2024 and 2023 was $10,532 and $7,404, respectively.

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

Since March 20, 2016, (inception) through March 31, 2024, Meshal Al Mutawa, the Company’s former president, treasurer and director, and son of Bassam Al-Mutawa, has loaned the Company funds to pay for incorporation costs and operating expenses. The following is summary of the loans as of March 31, 2024.

Date	Maturity	Rate	Default Rate	Balance 9/30/2023	Additions	Balance 3/31/2024
8/30/2021	10/31/2022	8%	16%	$100,000	$—	$100,000
2020	n/a	n/a	n/a	$13,823	$—	$13,823
10/12/2021	10/12/2022	8%	16%	$100,000	$—	$100,000
10/25/2021	10/25/2022	8%	16%	$150,000	$—	$150,000
3/24/2022	3/24/2023	8%	16%	$45,000	$—	$45,000
4/11/2022	4/11/2023	8%	16%	$80,000	$—	$80,000
6/6/2022	6/6/2023	8%	16%	$50,000	$—	$50,000
7/18/2022	7/18/2023	8%	16%	$100,000	$—	$100,000
9/20/2022	9/20/2023	8%	16%	$60,000	$—	$60,000
11/22/2022	11/22/2023	8%	16%	$151,974	$—	$151,974
1/24/2023	1/24/2024	8%	16%	$97,758	$—	$97,758
3/16/2023	3/16/2024	8%	16%	$50,000	$—	$50,000
5/16/2023	5/16/2024	8%	16%	$27,374	$—	$27,374
6/5/2023	6/5/2024	8%	16%	$113,974	$—	$113,974
7/27/2023	7/27/2024	8%	16%	$16,224	$—	$16,224
7/31/2023	7/31/2024	8%	16%	$9,974	$—	$9,974
8/7/2023	8/7/2024	8%	16%	$4,974	$—	$4,974
8/8/2023	8/8/2024	8%	16%	$449,974	$—	$449,974
1/16/2024	1/16/2025	8%	16%	$—	$5,974	$5,974
1/22/2024	1/22/2025	8%	16%	$—	$27,224	$27,224
2/7/2024	2/7/2025	8%	16%	$—	$32,300	$32,300
3/18/2024	3/18/2025	8%	16%	$—	$73,520	$73,520
Balance				$1,621,049	$139,018	$1,760,067

Total accrued interest on the above notes as of March 31, 2024 and September 30, 2023, is $220,885 and $154,741, respectively.

On January 7, 2021, Bassam Al-Mutawa, CEO, loaned the Company $240,000. On January 8, 2021, the Company issued Mr. Al-Mutawa, a Promissory Note in the principal amount of $150,000 (the “Note”) in consideration of cash in the amount of $150,000. The Note accrues interest at the rate of 5% per annum and matures January 8, 2022. As of December 31, 2023, there is $22,584 of interest accrued on this note. In addition to the Note, Mr. Al-Mutawa, has advanced additional funds to the Company. During the six months ended March 31, 2024, the Company made a $25,000 payment to Mr. Bassam. As of March 31, 2024, the Company owes total principal and interest of $435,761 and $24,475, respectively.

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

Results of Operation for the Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

Revenue

During the three months ended March 31, 2024 and 2023, we did not generate any revenue.

General and Administrative Expenses

For the three months ended March 31, 2024, we had $54,121 in general and administrative expenses compared to $86,375 for the three months ended March 31, 2023, a decrease of $32,254 or 37.3% respectively. In the current period we had a $6,143 decrease in out investor relation expense, a $5,274 decrease in out promotional expense and a $4,410 decrease of approximately $22,000 in other expenses including those from Zeuus Energy.

Amortization and depreciation

For the three months ended March 31, 2024, we had $48,714 of amortization ($45,000) and depreciation ($3,714) expense compared to $48,702 of amortization ($45,000) and depreciation ($3,702) expense for three months ended March 3, 2023.

Professional Fees

For the three months ended March 31, 2024, we had $34,350 in professional fees compared to $7,400 for the three months ended March 31, 2023, an increase of $26,950 or 364.2%. Professional fees consist of legal, audit and accounting fees. In the current three-month period, we had an increase of $19,450 in legal fees, a $2,500 increase in audit fees and a $5,000 increase in accounting fees.

Other Expense

For the three months ended March 31, 2024, we had interest expense of $24,548 compared to $27,236 in the prior period. We incur interest expense on our related party loans.

Net Loss

Our net loss for the three months ended March 31, 2024, was $161,733 compared to $169,713 for the three months ended March 31, 2023, a decrease of $7,980 or 4.7%, due to the reasons discussed above.

Results of Operation for the Six Months Ended March 31, 2024, Compared to the Six Months Ended March 31, 2023

Revenue

During the six months ended March 31, 2024 and 2023, we did not generate any revenue.

General and Administrative Expenses

For the six months ended March 31, 2024, we had $226,414 in general and administrative expenses compared to $110,423 for the six months ended March 31, 2023, an increase of $115,991 or 105% respectively. In the current period we had compensation expense of $70,000 for an individual that worked for the Company for several months and $40,000 for a headhunter to assist with finding a management candidate for the company.

Amortization and depreciation

For the six months ended March 31, 2024, we had $100,532 of amortization ($90,000) and depreciation ($10,532) expense compared to $97,404 of amortization ($90,000) and depreciation ($7,404) expense for six months ended March 3, 2023.

Professional Fees

For the six months ended March 31, 2024, we had $54,236 in professional fees compared to $82,732 for the six months ended March 31, 2023, a decrease of $28,496 or 34.4%. Professional fees consist of legal, audit and accounting fees. In the current six-month period, we had a $39,400 decrease in audit fees, which was offset by a $10,400 increase in legal fees.

Other Expense

For the six months ended March 31, 2024, we had interest expense of $69,901 compared to $52,926 in the prior period. We incur interest expense on our related party loans.

Net Loss

Our net loss for the six months ended March 31, 2024, was $451,083 compared to $343,485 for the six months ended March 31, 2023, an increase of $107,598 or 31.3%, due to the reasons discussed above.

Liquidity and Capital Resources

At March 31, 2024, we had total current assets of $94,032, consisting of cash and deposits. We had total current liabilities of $2,535,924 consisting mostly of loans from related parties.

Cash Flows from Operating Activities

For the six months ended March 31, 2024, we used $277,347 of cash in operating activities compared to $197,866 for the six months ended March 31, 2023.

Cash Flows from Investing Activities

During the six months ended March 31, 2024, Zeuus Energy used $114,017 for the purchase of property and equipment compared to $299,732, in the prior period.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties and the sale of common stock. For the six months ended March 31, 2024, we received cash from financing activities of $114,017 from related party loans. During the six months ended March 31, 2023, we received $299,732 from related party loans and $1,374 from the sale of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended March 31, 2024, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZEUUS, INC.

Dated: May 30, 2024	By:	/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer

