Form 10-K/A
period 2023-09-30
ZEUUS, INC.
filed 2025-03-13
CIK 1687926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 12, 2025, the registrant had 105,515,460 shares of common stock issued and outstanding.

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed on January 16, 2024. We are filing this Amendment No. 1 to correct amounts recorded for certain liabilities, expenses and for stock issued for services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We use, store and process data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems and business operations.

Cyber Risk Management and Strategy

We have developed and maintained a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats, including by engaging a third-party cybersecurity service provider, which communicates directly with our management and compliance personnel. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party cybersecurity service provider, material risks from cybersecurity threats associated with our use of such entities.

Our cybersecurity risk management methodology includes:

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

An overall review of risk is inherent in our Board of Directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risks, including cybersecurity risks, and any actions management has taken to limit, monitor or control those risks.

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

At March 5, 2025 there were approximately 51 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is VStock Transfer, 18 Lafayette Pl, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

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

General and Administrative Expenses

For the year ended September 30, 2023, we had $396,163 in general and administrative expenses compared to $518,507 for the year ended September 30, 2022, a decrease of $122,344 or 23.6%. in the current year we had a decrease in consulting of approximately $152,000. We also had decreases in investor relations (~$40,000), advertising and promotion (~$14,000) and other promotional activity (~$24,000).

Amortization and depreciation

For the year ended September 30, 2023, we had $194,808 of amortization ($180,000) and depreciation ($14,808) expense compared to $17,102 of just depreciation expense for the year ended September 30, 2022.

Director Compensation

For the year ended September 30, 2023, we had $0 in director compensation compared to $15,015 in director compensation for the issuance of common stock compared for the year ended September 30, 2022.

Professional Fees

For the year ended September 30, 2023, we had $157,827 in professional fees compared to $166,976 for the year ended September 30, 2022, a decrease of $9,148 or 5.5%. Professional fees consist of legal, audit and accounting fees. In the current period our accounting expense increased $4,750 to $15,750 and our audit expense increased $40,405, to $89,304. These increases were offset by a decrease in legal fees of $54,305, for current year legal expense of $52,773.

Other Expense

For the year ended September 30, 2023, we had $127,352 of interest expense compared to $42,897 of interest expense for the year ended September 30, 2022, an increase of $84,455 or 196.9%. The increase in interest expense is directly attributable to the increase in the balance of our related party loans.

Net Loss

Our net loss for the year ended September 30, 2023 was $876,150 compared to $760,497 for the year ended September 30, 2022. The increase in our net loss is due to our increased expenses as discussed above.

Liquidity and Capital Resources

At September 30, 2023, we had total current assets of $365,386 consisting primarily of cash. We had total current liabilities of $2,416,510 consisting mostly of loans from related parties.

Changes in Cash Flows

Cash Flows from Operating Activities

For the year ended September 30, 2023, we used $541,876 of cash in operating activities compared to $671,626 for the year ended September 30, 2022.

Cash Flows from Investing Activities

During year ended September 30, 2023, we used $110,788 for the purchase of property and equipment compared to $56,765 in the prior year.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from related parties. For the year ended September 30, 2023, net cash provided by financing activities was $923,600, which included proceeds from the sale of common stock of $1,374 and cash from related party loans of $922,226. For the year ended September 30, 2022, net cash provided by financing activities was $666,336, which included proceeds from the sale of common stock of $81,436 and cash from related party loans of $584,900.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K/A for a summary of our critical accounting policies and recently adopting and issued accounting standards.

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

Emphasis of a Matter – Restatement of Previously Issued Financial Statements

As discussed in Note 9 to the financial statements, the Company has restated its previously issued financial statements for the years ended September 30, 2023 and 2022, to correct the accounting for certain balance sheet and statement of operations accounts. Our opinion on the financial statements as of September 30, 2023 and 2022 is not modified with respect to this matter.

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

Spokane, Washington

January 16, 2024, except for certain items discussed in Note 9, as to which the date is March 13, 2025

ZEUUS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	September 30, 2023	September 30, 2022
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash	$300,028	$42,949
Deposit and other assets	65,358	15,674
Total current assets	365,386	58,623

Property and equipment, net	179,171	83,191
Intangible assets	720,000	900,000
Total other assets	899,171	983,191

Total Assets	$1,264,557	$1,041,814

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$122,653	$36,246
Accrued interest– related party	175,429	49,107
Other current liabilities	36,619	60,197
Due to related parties	2,081,809	1,159,584
Total Current Liabilities	2,416,510	1,305,134
Total Liabilities	2,416,510	1,305,134

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Common Stock, par value $0.001, 200,000,000 shares authorized; 105,515,460 shares issued and outstanding	105,515	105,515
Additional paid-in capital	825,610	824,236
Accumulated other comprehensive income	3,203	17,060
Accumulated deficit	(2,086,281)	(1,210,131)
Total Stockholders’ Equity (Deficit)	(1,151,953)	(263,320)
Total Liabilities and Stockholders’ Deficit	$1,264,557	$1,041,814

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2023	2022
	(Restated)	(Restated)
Operating Expenses:
General and administrative	$396,163	$518,507
Amortization and depreciation	194,808	17,102
Director compensation	—	15,015
Professional fees	157,827	166,976
Total operating expenses	748,798	717,600

Loss from operations	(748,798)	(717,600)

Other expense:
Interest expense	(127,352)	(42,897)
Total other expense	(127,352)	(42,897)

Loss before provision for income taxes	(876,150)	(760,497)
Provision for income taxes	—	—

Net Loss	$(876,150)	$(760,497)

Other comprehensive income:
Foreign currency translation adjustment	(13,857)	14,998
Comprehensive Loss	(890,007)	(745,499)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	105,515,460	105,515,460

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, September 30, 2021	105,442,890	$105,443	$727,857	$(449,634)	$2,062	$385,728
Common stock issued for director services	23,100	23	14,992	—	—	15,015
Common stock issued for cash	49,470	49	81,387	—	—	81,436
Comprehensive loss	—	—	—	(760,497)	14,998	(745,499)
Balance, September 30, 2022 (Restated)	105,515,460	105,515	824,236	(1,210,131)	17,060	(263,320)
Cash from prior stock sale	—	—	1,374	—	—	1,374
Comprehensive loss	—	—	—	(876,150)	(13,857)	(890,007)
Balance, September 30, 2023 (Restated)	105,515,460	$105,515	$825,610	$(2,086,281)	$3,203	$(1,151,953)

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2023	2022
	(Restated)	(Restated)
Cash flows from operating activities:
Net Loss	$(876,150)	$(760,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	194,808	17,102
Stock issued for director services	—	15,015
Changes in operating assets and liabilities:
Deposit and other assets	(49,685)	6,043
Accounts payable	86,407	(16,526)
Accrued interest– related party	126,322	42,898
Other current liabilities	(23,578)	24,339
Net cash used in operating activities	(541,876)	(671,626)

Cash flows from investing activities:
Purchase of equipment	(110,788)	(56,765)
Net cash used in investing activities	(110,788)	(56,765)

Cash flows from financing activities:
Proceeds from sale of common stock	1,374	81,436
Proceeds from related party loans	922,226	584,900
Net cash provided by financing activities	923,600	666,336

Net change in cash	270,936	(62,055)
Effects of currency translation	(13,857)	14,998
Cash, beginning of year	42,949	90,006

Cash, end of year	$300,028	$42,949

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZEUUS, INC. AND SUBSIDIARY

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

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

Intangible Assets

The Company accounts for its intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill. ASC Subtopic 350-30, which requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs to renew or extend the term of an intangible assets are recognized as an expense when incurred.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements as of September 30, 2023, were prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit at September 30, 2023 of $2,086,281, had a net loss of $876,150 and $541,876 of cash used in operations for the year ended September 30, 2023. The Company has not yet established a source of revenue. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – INTANGIBLE ASSET

On June 1, 2021, the Company completed the closing of the transactions under the terms of the Asset Purchase Agreement with Andrei Seleznev, Nikolay Alekseev, and Ilia Alekseev (collectively, “Sellers”), dated May 12, 2021, to purchase the assets comprising the Wind Turbine Technology. In exchange for these assets, the Company paid $100,000 in cash and issued 14,289 shares of its common stock to the Sellers. The shares were valued at $800,000 based on the average of the closing price per share of the Company’s common stock for the 30 trading days prior to the effective date of the agreement. In addition, the Company entered into employment agreements with each Seller to further develop the wind turbine technology and acquired assets. Before this transaction, the Company had no material relationship with any of the Sellers.

Intangible asset stated at cost, less accumulated amortization consisted of the following:

	September 30, 2023	September 30, 2022
Wind Turbine Technology	$900,000	$900,000
Less: accumulated amortization	(180,000)	—
Intangible asset, net	$720,000	$900,000

Amortization expense

Amortization expense for the years ended September 30, 2023 and 2022 was $180,000 and $0, respectively.

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

NOTE 6 - COMMON STOCK TRANSACTIONS

On July 25, 2022, the Company was advised by FINRA that the 10:1 forward stock split of the Company’s common stock was effective July 25, 2022. Immediately following the effectiveness of the forward stock split, there were 105,509,660 shares of the Company’s common stock issued and outstanding, as compared to 10,550,966 shares of the Company’s common stock issued and outstanding immediately prior to the forward stock split. All shares throughout these financial statements and Form 10-K/A have been retroactively adjusted to reflect the forward stock split.

During the year ended September 30, 2022, the Company sold 49,470 shares of common stock for total cash proceeds of $81,436.

During the year ended September 30, 2022, the Company granted 23,100 shares of common stock for total non-cash expense of $15,015.

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

During the year ended September 30, 2022, the Company granted 23,100 shares of common stock to its directors for services. The shares were valued at $1.50 per share for total non-cash expense of $15,015.

NOTE 8 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted. Any impact from the tax policies of Zeuus Energy are considered to be immaterial.

Net deferred tax assets consist of the following components as of September 30:

Deferred tax asset attributable to:	2023	2022
Net operating loss carryover	$438,000	$254,000
Less: valuation allowance	(438,000)	(254,000)
Net deferred tax asset	$—	$—

At September 30, 2023, the Company had net operating loss carry forwards of approximately $438,000 that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2023 or 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 9– RESTATEMENT

The financial statements for the years ending September 30, 2023 and 2022, are being restated to correct the accounting for certain balance sheet and statement of operations accounts.

Per ASC 250-10 Accounting Changes and Error Corrections, September 30, 2023 balance sheet and statement of operations have been restated for the following.

September 30, 2023
	As Reported	Adjusted		As Restated
ASSETS
Current Assets:
Cash	$300,028	$—		$300,028
Deposit and other assets	65,358	—		65,358
Total Current Assets	365,386	—		365,386
Property and equipment, net	179,171	—		179,171
Intangible assets	720,000	—		720,000
Total Assets	$1,264,557	$—		$1,264,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$36,062	$86,591	(1)	$122,653
Accrued interest– related party	175,429	—		175,429
Other current liabilities	37,979	(1,360	)(2)	36,619
Due to related parties	2,081,809	—		2,081,809
Total Liabilities	2,331,279	85,231		2,416,510

Stockholders’ Deficit:
Common stock	105,515	—		105,515
Additional paid-in capital	889,435	(63,825	)(3)	825,610
Accumulated other comprehensive income	11,917	(8,714)		3,203
Accumulated deficit	(2,073,589)	(12,692)		(2,086,281)
Total Stockholders’ Deficit	(1,066,722)	(85,231)		(1,151,953)
Total Liabilities and Stockholders’ Deficit	$1,264,557	$—		$1,264,557

Year Ended September 30, 2023
	As Reported	Adjusted		As Restated
Operating expenses:
General and administrative	$325,615	$70,548	(1)	$396,163
Amortization and depreciation	194,808	—		194,808
Professional fees	142,258	15,569	(1)	157,827
Total operating expenses	662,681	86,117	(1)	748,798

Loss from operations	(662,681)	(86,117	)(1)	(748,798)

Other expense:
Interest expense	(127,352)	—		(127,352)
Total other expense	(127,352)	—		(127,352)

Net Loss	(790,033)	(86,117)		(876,150)

Other comprehensive income:
Foreign currency translation adjustment	(5,143)	(8,714)		(13,857)
Comprehensive Loss	$(795,176)	$(94,834)		$(890,007)

Loss per share, basic and diluted	(0.01)	—		(0.01)
Weighted average common shares outstanding, basic and diluted	105,515,460	—		105,515,460

Per ASC 250-10 Accounting Changes and Error Corrections, September 30, 2022 balance sheet and statement of operations have been restated for the following.

September 30, 2022
	As Reported	Adjusted		As Restated
ASSETS
Current Assets:
Cash	$42,949	$—		$42,949
Deposit and other assets	15,674	—		15,674
Total Current Assets	58,623	—		58,623
Property and equipment, net	83,191	—		83,191
Intangible assets	900,000	—		900,000
Total Assets	$1,041,814	$—		$1,041,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$45,846	$(9,600	)(1)	$36,246
Accrued interest– related party	49,107	—		49,107
Other current liabilities	60,197	—		60,197
Due to related parties	1,159,584	—		1,159,584
Total Liabilities	1,314,734	(9,600)		1,305,134

Stockholders’ Deficit:
Common stock	105,515	—		105,515
Additional paid-in capital	888,061	(63,825	)(3)	824,236
Accumulated other comprehensive income	17,060	—		17,060
Accumulated deficit	(1,283,556)	73,425		(1,210,131)
Total Stockholders’ Deficit	(272,920)	9,600		(263,320)
Total Liabilities and Stockholders’ Deficit	$1,041,814	$—		$1,041,814

Year Ended September 30, 2022
	As Reported	Adjusted		As Restated
Operating expenses:
General and administrative	$562,697	$(44,190	)(1)	$518,507
Amortization and depreciation	17,102	—		17,102
Director compensation	34,650	(19,635	)(3)	15,015
Professional fees	176,576	(9,600	)(1)	166,976
Total operating expenses	791,025	(73,425)		717,600

Loss from operations	(791,025)	73,425		(717,600)

Other expense:
Interest expense	(42,897)	—		(42,897)
Total other expense	(42,897)	—		(42,897)

Net Loss	(833,922)	73,425		(760,497)

Other comprehensive income:
Foreign currency translation adjustment	14,998	—		14,998
Comprehensive Loss	$(818,924)	$73,425		$(745,499)

Loss per share, basic and diluted	(0.01)	—		(0.01)
Weighted average common shares outstanding, basic and diluted	105,515,460	—		105,515,460

(1)	Adjust liabilities for unrecorded amounts
(2)	Adjustment to actual
(3)	Adjustment for shares issued for services.

NOTE 10– SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist.

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

Name and Principal Position	Fiscal Years	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Bassam A.I. Al Mutawa	2023	$0	$0	$0	$0	$0	$0	$0
	2022	$0	$0	$0	$0	$0	$0	$0

Tommy Dunehew	2023	$0	$0	$0	$0	$0	$0	$0
	2022	$0	$7,508	$0	$0	$0	$0	$7,508

Khamis Buharoon Al Shamsi (1)	2023	$0	$0	$0	$0	$0	$0	$0
	2022	$0	$7,508	$0	$0	$0	$0	$7,508

Meshal Al-Mutawa	2023	$0	$0	$0	$0	$0	$0	$0
	2022	$0	$0	$0	$0	$0	$0	$0

(1)	On September 8, 2022, Mr. Khamis Buharoon Al Shamsi resigned from the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 5, 2025, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

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

During the year ended September 30, 2022, the Company granted 23,100 shares of common stock to its directors for services. The shares were valued at $1.50 per share for total non-cash expense of $15,015.

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

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. No tax services were performed for the year ended September 30, 2023.

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

Item 16. FORM OF 10-K/A SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEUUS, INC.

Dated: March 13, 2025	By:	/s/ Bassam A.I. Al-Mutawa
Bassam A.I. Al-Mutawa, President and Chief Executive Officer and Chief Financial Officer

Dated: March 13, 2025	By	/s/ Tommy Dunehew
Tommy Dunehew, Director

Dated: March 13, 2025	By	/s/ Meshal Al Mutawa
Meshal Al Mutawa, Director

